Form 10-Q
period 1998-09-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 1998-11-12
CIK 1059496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 1998.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                            Yes ______   No ______

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                            YES ______   NO ______

      As of November 1, 1998 there were 120,000 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
   FINANCIAL INFORMATION ....................................................  4
   ITEM 1.   FINANCIAL STATEMENTS ...........................................  4
   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 34
   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..... 39

PART II
   OTHER INFORMATION ........................................................ 39
   ITEM 1.   LEGAL PROCEEDINGS .............................................. 39
   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ...................... 40
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ................................ 40
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 40
   ITEM 5.   OTHER INFORMATION .............................................. 40
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................... 40

                         INDEX TO FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Consolidated Financial Statements of American Lawyer Media Holdings, Inc.
  Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 4 Consolidated Statements of Operations for the Three months and
    Nine Months Ended September 30, 1998 .................................     5
  Consolidated Statement of Changes in Stockholders' Equity for
    the Nine Months Ended September 30, 1998 .............................     6
  Consolidated Statements of Cash Flows for the Three Months and
    Nine Months Ended September 30, 1998 .................................     7
  Notes to Consolidated Financial Statements at September 30, 1998 .......  8-13

Financial Statements of American Lawyer Media Holdings, Inc. (Successor
  of Cranberry Partners, LLC)
  Consolidated Balance Sheet at September 30, 1997 .......................    14
  Consolidated Statement of Operations for the Two Months Ended
    September 30, 1997 ...................................................    15
  Consolidated Statement of Changes in Stockholders' Equity for
    the Two Months Ended September 30, 1997 ..............................    16
  Consolidated Statement of Cash Flows for the Two Months
    Ended September 30, 1997 .............................................    17
  Notes to the Consolidated Financial Statements at September 30, 1997 ... 18-20

Financial Statements of American Lawyer Media, L.P. (Predecessor)
  Statement of Operations for the Seven Months Ended July 31, 1997 .......    21
  Statement of Changes in Partners' Capital and Accumulated Deficit
    for the Seven Months Ended July 31, 1997 .............................    22
  Statement of Cash Flows for the Seven Months Ended July 31, 1997 .......    23
  Notes to the Financial Statements at July 31, 1997 ..................... 24-26

Consolidated Financial Statements of National Law Publishing
  Company, Inc. (Predecessor)
  Consolidated Balance Sheet at September 30, 1997 .......................    27
  Consolidated Statement of Operations for the Three and Nine
    Month Period Ended September 30, 1997 ................................    28
  Consolidated Statement of Changes in Stockholders' Equity for the
    Nine Month Period Ended September 30, 1997 ...........................    29
  Consolidated Statement of Cash Flows for the Three and Nine
    Month Period Ended September 30, 1997 ................................    30
  Notes to the Consolidated Financial Statements at September 30, 1997 ... 31-33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1998          1997
                                                                 -------------  ------------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................................   $     617    $   9,442
  Accounts receivable, net of allowance for doubtful
  accounts and returns of $3,562 and $3,236, respectively ......      12,326       12,560
  Inventories, net .............................................       1,570        1,482
  Other current assets .........................................       2,332        2,716
                                                                   ---------    ---------
               Total current assets ............................      16,845       26,200
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $2,041 and $613, respectively       5,636        5,630
INTANGIBLE ASSETS, net of accumulated amortization of
  $10,113 and $1,855, respectively .............................     155,047      163,305
GOODWILL, net of accumulated amortization of $9,630
 and $498, respectively ........................................     182,371      159,623
DEFERRED FINANCING COSTS net of accumulated amortization
 of $749 and $0, respectively ..................................       8,708        7,678
DEFERRED INCOME TAXES ..........................................       2,878        2,934
OTHER ASSETS ...................................................         278          158
                                                                   ---------    ---------
               Total Assets ....................................   $ 371,763    $ 365,528
                                                                   =========    =========

                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable .............................................   $   2,495    $   3,466
  Accrued expenses .............................................      10,608       12,130
  Accrued interest payable .....................................       5,267          474
  Deferred income (including deferred subscription income
  of $17,074 and $16,502, respectively) ........................      19,224       17,172
                                                                   ---------    ---------
               Total current liabilities                              37,594       33,242
                                                                   ---------    ---------
SENIOR NOTES ...................................................     175,000      175,000
                                                                   ---------    ---------
SENIOR DISCOUNT NOTES ..........................................      38,400       35,119
                                                                   ---------    ---------
DEFERRED INCOME TAXES ..........................................      48,835       51,515
                                                                   ---------    ---------
OTHER NONCURRENT LIABILITIES (including deferred
  subscription income of $446 and $312, respectively) ..........       3,345        3,363
                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock -- $.01 par value; 200,000 shares authorized;
  120,000 issued and outstanding at September 30, 1998 and
  100,000 issued and outstanding at December 31, 1997 ..........           1            1
  Additional paid-in-capital ...................................      89,999       74,999
  Accumulated deficit ..........................................     (21,411)      (7,711)
                                                                   ---------    ---------
               Total stockholders' equity                             68,589       67,289
                                                                   ---------    ---------
               Total liabilities and
               stockholders' equity ............................     371,763      365,528
                                                                   ---------    ---------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                          THREE MONTHS           NINE MONTHS
                                              ENDED                 ENDED
                                       SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
                                       ------------------     ------------------
NET REVENUES:
     Periodicals
        Advertising ..................       $ 16,750            $ 49,810
        Subscription .................          5,763              16,930
     Ancillary Products and Services .          6,055              19,132
     Internet Services ...............            650               2,014
                                             --------            --------

              Total net revenues .....         29,218              87,886
                                             --------            --------

OPERATING EXPENSES:
     Editorials ......................          4,028              11,169
     Production and Distribution .....          6,494              18,804
     Selling .........................          4,383              13,528
     General and Administrative ......          6,948              21,421
     Internet Services ...............          1,207               3,349
     Depreciation and Amortization ...          6,438              18,797
                                             --------            --------

              Total operating expenses         29,498              87,068
                                             --------            --------

              Operating income (loss)            (280)                818

INTEREST EXPENSE, net ................         (5,873)            (17,101)
                                             --------            --------

              Loss before income taxes         (6,153)            (16,283)

BENEFIT FOR INCOME TAXES .............            836               2,583
                                             --------            --------

              Net loss ...............       $ (5,317)           $(13,700)
                                             ========            ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                       COMMON STOCK
                                     ------------------      ADDITIONAL
                                                   PAR        PAID-IN      ACCUMULATED
                                     SHARES       VALUE       CAPITAL        DEFICIT          TOTAL
                                     ------       -----       -------        -------          -----
BALANCE AT DECEMBER 31, 1997 ....    100,000     $    1       $ 74,999       $ (7,711)       $ 67,289

Net Loss ........................         --         --             --        (13,700)        (13,700)
Capital Contribution ............     20,000         --         15,000             --          15,000
                                     -------     ------       --------       --------        --------
BALANCE AT SEPTEMBER 30, 1998 ...    120,000     $    1       $ 89,999       $(21,411)       $ 65,589
                                     =======     ======       ========       ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                      THREE MONTHS     NINE MONTHS
                                                                          ENDED           ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                          1998            1998
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................       $ (5,317)       $(13,700)
                                                                        --------        --------
  Adjustments to reconcile net loss to net cash provided
     by operating activities ....................................             --              --
     Depreciation and amortization ..............................          6,438          18,797
     Decrease (increase) in -
        Accounts receivable, net ................................           1141           2,015
        Inventories .............................................            (60)             77
        Other current assets ....................................            208             441
        Deferred financing costs ................................            242          (1,030)
        Other assets ............................................            (73)            (64)
      Increase (decrease) in -
        Accounts payable ........................................           (347)         (1,575)
        Accrued expense .........................................           (691)         (2,376)
        Accrued interest payable ................................          4,390           4,793
        Deferred income .........................................            (45)            649
        Other noncurrent liabilities ............................           (983)         (2,698)
                                                                        --------        --------
              Total adjustments .................................         10,220          19,029
                                                                        --------        --------
              Net cash provided by operating activities .........          4,903           5,329
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................           (405)           (963)
  Purchase of business:
     Working capital, other than cash ...........................             --             426
     Property plant and equipment ...............................             --            (450)
     Cost in excess of net assets of company acquired ...........            100         (31,880)
     Acquisition related costs and expenses .....................             --             432
                                                                        --------        --------
              Net cash used in investing activities .............           (305)        (32,435)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution ..........................................             --          15,000
  Net Repayments on Revolver ....................................         (7,000)             --
  Accretion of interest on Senior Discount Notes ................          1,137           3,281
                                                                        --------        --------
              Net cash (used in) provided by financing activities         (5,863)         18,281
                                                                        --------        --------

              Net decrease in cash and cash equivalents .........         (1,265)         (8,825)

CASH AND CASH EQUIVALENTS, beginning of period ..................          1,882           9,442
                                                                        --------        --------
CASH AND CASH EQUIVALENTS, end of period ........................       $    617        $    617
                                                                        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for -
     Income taxes ...............................................       $     25        $    280
                                                                        --------        --------
     Interest ...................................................       $    105        $  8,402
                                                                        --------        --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition and LCL Acquisition had occurred on January 1, 1998 (in thousands):

                                                           FOR THE NINE
                                                           MONTHS ENDED
                                                        SEPTEMBER 30, 1998
                                                        ------------------
     Net revenues ...............................            $ 91,926
     Net loss ...................................            $(13,242)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, American Lawyer Media, Inc. which, unless the context otherwise requires, are collectively referred to herein as the "Company." The accounts of American Lawyer Media, Inc. include the accounts of its wholly-owned subsidiaries,

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ALM, LLC, Counsel Connect, LLC, National Law Publishing Company, Inc. ("NLP"), and ALM IP, LLC. The accounts of NLP include its wholly-owned subsidiaries NLP IP Company. Intercompany transactions and balances have been eliminated in consolidation.

      The unaudited consolidated financial statements for the three and nine month periods ended September 30, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements.

      For further information, reference is made to the consolidated financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in the Company's 1997 Annual Report on Form 10-K from which the December 31, 1997 balances presented herein have been derived. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Products and Services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenue is recorded upon shipment. Book revenues are

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conferences revenues are recognized when the seminar or conference is held. Daily fax service revenue is recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

      Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,460,000 and $1,772,000 are included in accounts receivable in the accompanying consolidated September 30, 1998 and December 31, 1997 balance sheets, respectively.

Advertising and Promotion Costs

      Advertising and promotion expenditures, which totaled approximately $1,272,000 and $4,035,000 for the three and nine month periods ended September 30, 1998, respectively, are expensed as the related advertisements or campaigns are released.

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

Property, Plant and Equipment

      Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the acquisition on August 27, 1997, effective as of August 1, 1997, of substantially all of the publishing-related assets and assumption of certain of the liabilities of American Lawyer Media, L.P. by the Company (the "ALM Acquisition"), the acquisition on December 22, 1997 of all of the issued and outstanding capital stock of NLP (the "NLP Acquisition"), and the LCL Acquisition, which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM Acquisition, the NLP Acquisition and the LCL

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition. Assets purchased after the ALM Acquisition, the NLP Acquisition and the LCL Acquisition are depreciated using the straight-line method over the following estimated useful lives:

      Buildings ...............................................    25 years
      Furniture, machinery and equipment ......................   5-9 years
      Computer equipment and software .........................   3-6 years

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Derivatives Instruments and Hedging Activities

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

      The Company currently does not have any derivative instruments, and therefore the Company believes that SFAS 133 will have no impact.

3. DEBT

      On December 22, 1997, Holdings issued $63,275,000 principal amount at maturity of 12.25% Senior Discount Notes (the "Senior discount Notes") due December 15, 2008, at a discount rate of $553.14 per Senior Discount Note. Net proceeds for Holdings were $33,775,000, net of discounts and commissions of $1,225,000. The Senior Discount Notes accrue interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 15, 2002. Commencing June 15, 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Senior Discount Notes are senior, unsecured obligations of Holdings. The Senior Discount Notes may be redeemed at any time by Holdings, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Senior Discount Notes contain certain covenants that, among other things, limit the incurrence of /additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, restrictions on distributions from Restricted Subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs associated with the debt have been capitalized and are being amortized over the term of the Senior Discount Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statement of operations. Assuming that there is no redemption of the Senior Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

      On December 22, 1997, the Company issued $175,000,000 of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (the first interest payment was made on June 15, 1998). The Senior Notes are fully and unconditionally guaranteed on a joint and several and senior unsecured basis by each of the Company's existing and future subsidiaries. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

3. DEBT (continued)

redemption prices that include accrued and unpaid interest as well as any existing liquidated damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs associated with this debt have been capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

      On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to
(i) the Base Rate (as defined in the Revolving Credit Facility) plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate (as defined in the Revolving Credit Facility) plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. As of September 30, 1998, there is no outstanding debt under the Revolving Credit Facility.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997
                                 (In Thousands)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................      $    698
  Accounts receivable, net of allowance for
   doubtful accounts of $1,875 ..................................         5,822
  Inventories, net ..............................................           465
  Other current assets ..........................................           726
                                                                       --------
     Total current assets .......................................         7,711
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $210 ...........................................         5,029
INTANGIBLE ASSETS AND GOODWILL, net of accumulated
 amortization of $1,128 .........................................        66,557
OTHER ASSETS ....................................................           119
                                                                       --------
     Total assets ...............................................      $ 79,416
                                                                       ========
                         LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable ..............................................      $    528
  Accrued expenses ..............................................        11,689
  Deferred income (including deferred subscription
   income of $7,147) ............................................         7,818
  Notes payable .................................................        64,061
                                                                       --------
     Total current liabilities ..................................        84,096
                                                                       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock - $.01 par value; 200 shares authorized;
   100 issued and outstanding ...................................            --
  Accumulated Deficit ...........................................        (4,680)
                                                                       --------
  Total stockholders' equity ....................................        (4,680)
                                                                       --------
     Total liabilities and stockholders' equity .................      $ 79,416
                                                                       --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

NET REVENUES:
      Periodicals
         Advertising ........................................          $  4,997
         Subscription .......................................             1,894
      Ancillary Products and Services .......................             1,371
                                                                       --------
              Total Net Revenues ............................             8,262
                                                                       --------
OPERATING EXPENSES
      Editorial .............................................             1,154
      Production and Distribution ...........................             1,980
      Selling ...............................................             1,326
      General and Administrative ............................             2,882
      Depreciation and Amortization .........................             1,338
      Shutdown of Internet Services .........................             3,701
                                                                       --------
              Total Operating Expenses ......................            12,381
                                                                       --------
              Operating Loss ................................            (4,119)
      Interest Expense ......................................               561
                                                                       --------
              Net Loss ......................................          $ (4,680)
                                                                       ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

                                                COMMON STOCK
                                             -------------------    ACCUMULATED
                                             SHARES    PAR VALUE      DEFICIT        TOTAL
                                             ------    ---------      -------        -----
BALANCE AT INCEPTION ................           --      $     --      $    --       $    --
Common Stock Issued .................          100            --           --            --
Net Loss ............................           --            --       (4,680)       (4,680)
                                               ---      --------      -------       -------
BALANCE AT SEPTEMBER 30, 1997 .......          100      $     --      $(4,680)      $(4,680)
                                               ===      ========      =======       =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ....................................................        $ (4,680)
                                                                       --------
  Adjustments to reconcile net loss to net
   cash provided by operating activities -
     Depreciation and amortization ............................           1,338
     Allowance for doubtful accounts ..........................             214
     Decrease (increase) in -
          Accounts receivable and due from affiliates .........             (34)
          Inventories .........................................             (66)
          Other current assets ................................            (115)
          Other assets ........................................              37
     Increase (decrease) in -
          Accounts payable ....................................            (216)
          Accrued expenses ....................................           3,939

          Deferred income .....................................            (275)
                                                                       --------
              Total adjustments ...............................           4,822
                                                                       --------
              Net cash provided by operating activities .......             142
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures ........................................             (90)
  Purchase of business:
          Working capital, other than cash ....................           6,125
          Plant, property and equipment .......................          (4,704)
          Cost in excess of net tangible assets of
           acquired company ...................................         (67,685)
          Other noncurrent assets .............................            (156)

          Acquisition reserve .................................           3,005
                                                                       --------
              Net cash used in investing activities ...........         (63,505)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings from affiliate ...................................          32,268
  Borrowings from former owner of Old ALM .....................          31,793
                                                                       --------
              Net cash provided by financing activities .......          64,061
                                                                       --------

              Net increase in cash ............................             698
CASH, at inception ............................................              --
                                                                       --------
CASH, end of period ...........................................        $    698
                                                                       ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the two months ended September 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on form 10-K. The results of operations for the two months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Product and Services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminar income, and income from a daily fax service of court decisions.

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

      Inventories consist principally of paper utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost or market.

Property, Plant and Equipment

      Property, plant and equipment is stated at net carrying value as of the date of the acquisition. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

     Buildings ........................................          25 years
     Furniture, machinery and equipment ...............           5 years
     Computer equipment and software ..................         3-5 years

      Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. The cost and accumulated depreciation of property sold or retired are removed from the accounts upon deposition.

2. SHUTDOWN OF COUNSEL CONNECT

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

      Since its inception, Counsel Connect has incurred substantial operating losses. The Company has determined that it will cease to operate Counsel Connect and has begun the wind down of its operations. Staff reductions and curtailments of operating activities have already taken place commencing with the acquisition of Old ALM in August, 1997. In connection with the pending NLP Acquisition, the Company will acquire Law Journal EXTRA!, a legal Internet site. The Company will transfer certain Counsel Connect assets (e.g., tradename, customer lists) to a new combined service. The accompanying statement of operations includes a net expense of $3,701,000 related to the shutdown of Counsel Connect. This amount includes Counsel Connect revenues and expenses before depreciation of $487,000 and $1,188,000, respectively, and a provision of $3,000,000 to cover severance costs of $200,000, uncollectible receivables of $500,000, writedown of computer and network equipment of $2,000,000 and termination of contracts related to network services which provided Internet access of $300,000. The provision is a preliminary estimate of the total costs associated with these items.

      The net assets of Counsel Connect at September 30, 1997, principally consist of the following (In Thousands):

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

2. SHUTDOWN OF COUNSEL CONNECT (continued)

     Accounts receivable, net of allowance for doubtful accounts ..      $1,164
     Property, plant and equipment, net of accumulated depreciation       2,720
     Accounts payable & accrued expenses ..........................         720
     Due to ALM ...................................................       8,820

3. NOTES PAYABLE

      The Company financed the acquisition of Old ALM through two promissory notes. The first note of $32.0 million is a subordinated demand note payable to Wasserstein and Co., Inc. The note accrues interest at 9% and is due upon demand. The second promissory note of $31.5 million is payable to the former partners of Old ALM. The note accrues interest at 10% and matures on December 31, 1997.

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The carrying amount of these accounts approximates fair value.

                           AMERICAN LAWYER MEDIA, L.P.

                             STATEMENT OF OPERATIONS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997
                                 (In Thousands)

NET REVENUES:
  Periodicals
    Advertising ............................................           $ 18,146
    Subscription ...........................................              6,719
  Ancillary Products and Services ..........................              4,532
  Internet Services ........................................              2,148
                                                                       --------
           Total Net Revenues ..............................             31,545
                                                                       --------
OPERATING EXPENSES:
  Editorial ................................................              4,023
  Production and Distribution ..............................              6,919
  Selling ..................................................              4,640
  General and Administrative ...............................              9,531
  Internet Services ........................................              6,464
  Depreciation and Amortization ............................              1,590
                                                                       --------
           Total Operating Expenses ........................             33,167
                                                                       --------
           Operating Loss ..................................             (1,622)

INTEREST EXPENSE, net ......................................              1,420
                                                                       --------
           Net Loss (Note 2) ...............................           $ (3,042)
                                                                       --------

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

                           AMERICAN LAWYER MEDIA, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             AND ACCUMULATED DEFICIT

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997
                                 (In Thousands)

                                                                      Partners'
                                         Contributed       Net       Accumulated
                                           Capital        Loss         Deficit
                                           -------        ----         -------
BALANCE AT DECEMBER 31, 1996 ........      $31,677      $(57,977)      $(26,300)

      Net Loss ......................           --        (3,042)        (3,042)
                                           -------      --------       --------
BALANCE AT JULY 31, 1997 ............      $31,677      $(61,019)      $(29,342)
                                           =======      ========       ========

  The accompanying notes to financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.

                             STATEMENT OF CASH FLOWS

                 FOR THE SEVEN MONTH PERIOD ENDED JULY 31, 1997
                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .................................................     $(3,042)
                                                                 -------
  Adjustments to reconcile net loss to net
   cash used in operating activities-
    Depreciation and amortization ..........................       1,590
    Interest expense .......................................       1,420
    Allowance for doubtful accounts ........................         304
    Decrease (increase) in-
      Accounts receivable and due from affiliate ...........       1,057
      Inventories ..........................................         121
      Other current assets .................................         (21)
      Other assets .........................................         (56)
    Increase (decrease) in-
      Accounts payable .....................................      (1,137)
      Accrued expenses .....................................        (998)

      Deferred income ......................................          85
                                                                 -------
           Total adjustments ...............................       2,365
                                                                 -------
           Net cash used in operating activities ...........        (677)
                                                                 -------
CASH FROM INVESTING ACTIVITIES:

  Capital expenditures .....................................      (1,971)
                                                                 -------
           Net cash used in investing activities ...........      (1,971)
                                                                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings from general partner ......................       3,173
                                                                 -------
           Net cash provided by financing activities .......       3,173
                                                                 -------
           Net increase in cash ............................         525

CASH, beginning of period ..................................          90
                                                                 -------
CASH, end of period ........................................     $   615
                                                                 =======

  The accompanying notes to financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the seven months ended July 31, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the seven months ended July 31, 1997 are not necessarily indicative of the results of operations for the full year.

Revenue Recognition

      Periodicals Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subscribers. Allowances for estimated doubtful accounts are provided based upon historical experience.

      Periodicals Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

      Ancillary Products and Services revenues consist principally of a third-party printing services, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminary income, and a daily fax service of court decisions.

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

                           AMERICAN LAWYER MEDIA, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  JULY 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (continued)

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

     Machinery and equipment ............................         5 years
     Buildings ..........................................        25 years
     Furniture and fixtures .............................         5 years
     Computer equipment and software ....................       3-5 years

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

                           AMERICAN LAWYER MEDIA, L.P.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  JULY 31, 1997

2. INCOME TAXES

      No provision has been made in the accompanying statement of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net loss appearing on the accompanying statement of operation is reportable by each of the partners on their individual tax returns.

3. DUE TO GENERAL PARTNER

      Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long-term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and due to general partner. The carrying amount of these accounts approximates fair value.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997
                                 (In Thousands)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................   $     714
  Accounts receivable, net of allowances for doubtful accounts and
           sales returns of $851 ..................................       6,945
  Inventories, net ................................................         877
  Deferred tax benefits ...........................................       2,373

  Prepaid expenses and other current assets .......................         617
                                                                      ---------
           Total current assets ...................................      11,526
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ..............       2,566
INTANGIBLE ASSETS, net ............................................     123,857

OTHER ASSETS ......................................................       1,664
                                                                      ---------
           Total assets ...........................................   $ 139,613
                                                                      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ...........................   $   3,751

  Deferred revenue ................................................       9,473
                                                                      ---------
           Total current liabilities ..............................      13,224
                                                                      ---------
LONG-TERM DEBT ....................................................      62,300
                                                                      ---------
DEFERRED INCOME TAXES .............................................         428
                                                                      ---------
OTHER NONCURRENT LIABILITIES ......................................       1,630
                                                                      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized; 89,609
           shares issued and outstanding ..........................           1
  Additional paid-in capital ......................................      66,165
  Accumulated deficit .............................................      (4,135)
                                                                      ---------
           Total stockholders' equity .............................      62,031
                                                                      ---------
           Total liabilities and stockholders' equity .............   $ 139,613
                                                                      =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE THREE AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                  September 30,  September 30,
                                                      1997           1997
                                                  -------------  -------------
REVENUES:
  Periodicals
      Advertising ...............................   $  6,615       $ 19,563
      Subscription ..............................      2,578          7,376
  Ancillary Products and Services ...............      3,061         10,119
  Internet Services .............................        280            831
                                                    --------       --------
            Total Revenues ......................     12,534         37,889
                                                    --------       --------
OPERATING COSTS AND EXPENSES:
  Editorial .....................................      1,458          4,446
  Production and Distribution ...................      2,387          7,313
  Selling .......................................      2,047          6,536
  General and Administrative ....................      2,067          6,608
  Internet Services .............................        405          1,233
  Depreciation and amortization .................      1,892          5,671
                                                    --------       --------
            Total operating Costs and Expenses ..     10,256         31,807
                                                    --------       --------
            Operating Income ....................      2,278          6,082
INTEREST EXPENSE, NET ...........................     (1,252)        (3,965)
                                                    --------       --------
INCOME BEFORE INCOME TAXES ......................      1,026          2,117
PROVISION FOR INCOME TAXES ......................     (2,000)        (3,253)
                                                    --------       --------
NET LOSS ........................................   $   (974)      $ (1,136)
                                                    ========       ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          NATIONAL LAW PUBLISHING, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

                                                  Additional
                                          Common    Paid-in     Accumulated   Treasury
                                           Stock    Capital       Deficit       Stock      Total
                                           -----    -------       -------       -----      -----
BALANCE, January 1, 1997 ..............      1      $66,165      ($2,999)      $  --      $ 63,167
   Net (loss) for the nine month period
     ended September 30, 1997 .........      -           --       (1,136)         --        (1,136)
                                            ---     -------      -------       -----      --------
BALANCE, September 30, 1997 ...........      1      $66,165      ($4,135)      $  --      $ 62,031

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (In Thousands)

                                                                  Three Months      Nine Months
                                                                      Ended            Ended
                                                                  September 30,    September 30,
                                                                      1997              1997
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................      ($  974)         ($1,136)
                                                                     -------          -------
   Adjustments to reconcile net (loss) to net
     cash provided by operating activities ....................
     Depreciation and amortization ............................        1,892            5,671
     Deferred income taxes ....................................        2,925            2,925
     Changes in operating assets and liabilities-
       Decrease in accounts receivable ........................          355              443
       Decrease (increase) in inventories .....................            2              (41)
       Decrease in prepaid expenses and other current assets ..           97              161
       (Increase) in other assets .............................         (146)            (103)
       (Decrease) increase in accounts payable and accrued
              expenses ........................................       (1,987)             235
       (Decrease) increase in other noncurrent liabilities ....         (100)             384
                                                                     -------          -------
                  Total adjustments ...........................        3,038            9,675
                                                                     -------          -------
              Net cash provided by operating activities .......        2,064            8,539
                                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to furniture, equipment and leasehold improvements         (109)            (413)
                                                                     -------          -------
              Net cash used in investing activities ...........         (109)            (413)
                                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on line of credit ...........................       (1,900)          (8,000)
                                                                     -------          -------
       Net cash used in financing activities ..................       (1,900)          (8,000)
                                                                     -------          -------
       Net increase in cash and cash equivalents ..............           55              126
CASH AND CASH EQUIVALENTS, beginning of period ................          659              588
                                                                     -------          -------
CASH AND CASH EQUIVALENTS, end of period ......................      $   714          $   714
                                                                     =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the year for-
     Interest .................................................      $ 2,147          $ 4,096
                                                                     =======          =======
     Income taxes .............................................      $   119          $   331
                                                                     =======          =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the three and nine month periods ended September 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Products and Services revenues consist principally of newsletter subscriptions, sales of professional books, seminar income and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar revenues are recognized when the seminar is held. Income from electronic products is recognized monthly as the service is provided.

      Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

                      NATIONAL LAW PUBLISHING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately 1,290,000 are included in accounts receivable in the accompanying consolidated balance sheet as of September 30, 1997.

Expense Recognition

      Advertising and Promotion Costs -- Advertising expenditures are expensed when the particular advertisement is released. The Company capitalizes direct response promotion costs. At September 30, 1997 approximately $1,519,000 of direct response promotional costs, net of accumulated amortization of $1,105,000, was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $770,000 and $2,589,000 for the three and nine month periods ended September 30, 1997, respectively. The amortization of direct response promotion expenditures is included in selling expense in the accompanying consolidated statement of operations.

      Editorial Costs -- All editorial costs are expensed as incurred.

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

                      NATIONAL LAW PUBLISHING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

      Certain amounts contained in the accompanying statements have been reclassified to conform with the current year presentation.

2. LONG-TERM DEBT

      On December 1, 1995, NLP entered into a revolving credit facility agreement (the "Credit Agreement") with the First National Bank of Boston (the "Bank"), as a lender and as an agent for other lenders, under which NLP Acquisition Co., Inc. ("NAI") borrowed $15,674,061 and The New York Law Publishing Company ("NYLP") borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of NLP. Upon NAI's merger into NLP, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to NLP. NLP's borrowing capacity under the Credit Agreement, including cash loans and standby letters of credit of up to $6.0 million, is $70.5 million at September 30, 1997, and decreases semi-annually to $67.0 million at December 31, 1997. As of September 30, 1997, $62.3 million was outstanding under the Credit Agreement.

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

      ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN THE LEVELS OF ADVERTISING REVENUES, CHANGES AND DELAYS IN NEW PRODUCT INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      In August 1997, the Investors, through ALM (as defined in the Holding's Registration Statement on Form S-4 (File No. 333-50119) (the "Registration Statement"), consummated the acquisition of substantially all of the publishing-related assets and assumptions of certain of the liabilities of American Lawyer Media, L.P. ("Old ALM"), referred to herein as the ALM Acquisition, and in December 1997, ALM consummated the NLP Acquisition. The ALM Acquisition and NLP Acquisition (the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the applicable acquisition date.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      The following discussion compares the financial results of the Company for the nine months ended September 30, 1998, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the nine months ended September 30, 1997 which was derived from the combination of Old ALM, ALM and NLP. As a result, the financial information for the combined nine months ended September 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the nine months ended September 30, 1998 (in thousands):

                                                                                               AMERICAN
                                                                                                LAWYER
                                                                NLP FOR THE     COMBINED     MEDIA, INC.
                                       OLD ALM     ALM FOR 2       NINE       FOR THE NINE   FOR THE NINE
                                        FOR 7       MONTHS        MONTHS         MONTHS         MONTHS
                                       MONTHS        ENDED         ENDED         ENDED          ENDED
                                     ENDED JULY    SEPTEMBER     SEPTEMBER     SEPTEMBER      SEPTEMBER
                                      31, 1997     30, 1997      30, 1997       30, 1997       30, 1998
                                     ----------    ---------    -----------   ------------   ------------
OPERATING DATA:
Revenues:
Periodicals
     Advertising ...............      $ 18,146     $  4,997       $19,563       $42,706        $49,810
     Subscription ..............         6,719        1,894         7,376        15,989         16,930
Ancillary Products and Services          4,532        1,371        10,119        16,022         19,132
Internet Services ..............         2,148           --           831         2,979          2,014
                                      --------     --------       -------       -------        -------
         Total revenues ........        31,545        8,262        37,889        77,696         87,886
                                      --------     --------       -------       -------        -------
Operating Costs and Expenses:
Editorial ......................         4,023        1,154         4,446         9,623         11,169
Production and Distribution ....         6,919        1,980         7,313        16,212         18,804
Selling ........................         4,640        1,326         6,536        12,502         13,528
General and Administrative .....         9,531        2,882         6,608        19,021         21,421
Internet Services ..............         6,464        3,701         1,233        11,398          3,349
Depreciation and Amortization ..         1,590        1,338         5,671         8,599         18,797
                                      --------     --------       -------       -------        -------
         Total Operating Costs
         and Expenses ..........        33,167       12,381        31,807        77,355         87,068
                                      --------     --------       -------       -------        -------
         Operating income/(loss)      $ (1,622)    $ (4,119)      $ 6,082       $   341        $   818
                                      ========     ========       =======       =======        =======

Overview. Net revenues increased by $10.2 million, or 13.1%, from $77.7 million for the nine months ended September 30, 1997 to $87.9 million for the nine months ended September 30, 1998. Total operating costs and expenses increased $9.7 million, or 12.6%, from $77.4 million for the nine months ended September 30, 1997 to $87.1 million for the nine months ended September 30, 1998, primarily due to a $10.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, operating income increased $0.5 million or 139.9%, from $0.3 million for the nine months ended September 30, 1997 to $0.8 million for the nine months ended September 30, 1998, while EBITDA increased $10.7 million, or 119.4%, from $8.9 million for the nine months ended September 30, 1997 to $19.6 million for the nine months ended September 30, 1998. Excluding from the third quarter of 1997 a $3.0 million one time cost to shut down Counsel Connect, EBITDA increased $7.7 million or 64.4%. Internet Services revenues decreased $1.0 million, or 32.4%, from $3.0 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. Internet Services expenses decreased $8.1 million, or 70.6%, from $11.4 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998. Accordingly, excluding the results from Internet Services, operating income decreased $6.6 million, or 75.4%, from $8.8 million for the nine months ended September 30, 1997 to $2.2 million for the nine months ended September 30, 1998, while EBITDA increased $3.6 million, or 20.7%, from $17.4 million to $21.0 million over the same periods.

      Revenues. Advertising revenues increased $7.1 million, or 16.6%, from $42.7 million for the nine months ended September 30, 1997 to $49.8 million for the nine months ended September 30, 1998. The acquisition of LCL accounted for $2.6 million of this increase. Without LCL, revenues increased $4.5 million, or 10.6%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

      Subscription revenues increased $0.9 million, or 5.9%, from $16.0 million for the nine months ended September 30, 1997 to $16.9 million for the nine months ended September 30, 1998. This increase was primarily due to the addition of LCL.

      Revenues from ancillary products and services increased $3.1 million, or 19.4%, from $16.0 million for the nine months ended September 30, 1997 to $19.1 million for the nine months ended September 30, 1998. The additions of LCL and Legal Tech accounted for $1.8 million of the increase. The $1.3 million balance of this increase was due to an increase in the number of book updates released along with increased royalty income. In addition, a portion of book sales historically recorded in the fourth quarter were shipped and included in the first quarter results of 1998.

      Revenues from Internet Services decreased $1.0 million, or 32.4%, from $3.0 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's Internet service.

      Operating Expenses. Total operating costs and expenses increased $9.7 million, or 12.6%, from $77.4 million for the nine months ended September 30, 1997 to $87.1 million for the nine months ended September 30, 1998. This increase is due to a $10.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. The inclusion of $4.0 million in expenses from LCL and LegalTech as well as other normal operating expense increases were offset by the reduction in Internet service expenses.

      Editorial expenses increased by $1.6 million, or 16.1%, from $9.6 million for the nine months ended September 30, 1997 to $11.2 million for the nine months ended September 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.4 million of the increase.

      Production and distribution expenses increased $2.6 million, or 16.0%, from 16.2% for the nine months ended September 30, 1997 to $18.8 million for the nine months ended September 30, 1998. The addition of LCL and LegalTech accounted for $1.3 million of the increase. The remainder of this increase is primarily the result of the increased book sales recorded as well as higher paper usage at ALM's printing facilities.

      Selling expenses increased $1.0 million, or 8.2%, from $12.5 million for the nine months ended September 30, 1997 to $13.5 million for the nine months ended September 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

      General and administrative expenses increased $2.4 million, or 12.6%, from $19.0 million for the nine months ended September 30, 1997 to $21.4 million for the nine months ended September 30, 1998. This increase reflects $1.3 million of costs associated with the additions of LCL and LegalTech. The balance of the increase is primarily the result of costs, associated with one time charges, transitional factors and salary increases.

      Internet Services expenses decreased $8.1 million, or 70.6%, from $11.4 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

      Depreciation and amortization expenses increased $10.2 million, or 118.6%, from $8.6 million for the nine months ended September 30, 1997 to $18.8 million for the nine months ended September 30, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisition.

      Operating Income. As a result of the above factors, operating income increased $0.5 million, or 139.9%, from $0.3 million for the nine months ended September 30, 1997 to $0.8 million for the nine months ended September 30, 1998, while EBITDA increased $10.7 million, or 119.4%, from $8.9 million for the nine months ended September 30, 1997 to $19.6 million for the nine months ended September 30, 1998. Excluding the LCL

LegalTech Acquisitions, EBITDA increased $9.5 million, or 105.7%, from $8.9 million for the nine months ended September 30, 1997 to $18.4 million for the nine months ended September 30, 1998.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

      The following discussion compares the financial results of the Company for the quarter ended September 30, 1998, which includes financial results of the acquisitions of LegalTech and LCL, to financial information for the quarter ended September 30, 1997 which was derived from the combination of Old ALM, ALM and NLP. As a result, the financial information for the combined quarter ended September 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the quarter ended September 30, 1998 (in thousands):

                                                                                                AMERICAN
                                                                                                 LAWYER
                                                                  NLP FOR       COMBINED          MEDIA
                                     OLD ALM      ALM FOR 2        THE 3        FOR THE 3        FOR THE
                                     FOR ONE        MONTHS         MONTHS        MONTHS         3 MONTHS
                                      MONTH         ENDED          ENDED          ENDED           ENDED
                                    ENDED JULY    SEPTEMBER      SEPTEMBER      SEPTEMBER       SEPTEMBER
                                     31, 1997      30, 1997       30, 1997      30, 1997        30, 1998
                                    ---------     ---------      ---------      ---------       ---------
OPERATING DATA:
Revenues:
Periodicals
         Advertising ..........       $2,624       $  4,997        $ 6,615       $ 14,236        $ 16,750
         Subscription .........          920          1,894          2,578          5,392           5,763
Ancillary Products and Services          859          1,371          3,061          5,291           6,055
Internet Services .............          252             --            280            532             650
                                      ------       --------        -------       --------        --------
         Total Revenues .......        4,655          8,262         12,534         25,451          29,218
                                      ------       --------        -------       --------        --------
Operating Costs and Expenses:
Editorial .....................          638          1,154          1,458          3,250           4,028
Production and Distribution ...          898          1,980          2,387          5,265           6,494
Selling .......................          688          1,326          2,047          4,061           4,383
General and Administrative ....        1,141          2,882          2,067          6,090           6,948
Internet Services .............          773          3,701            405          4,879           1,207
Depreciation and Amortization .          276          1,338          1,892          3,506           6,438
         Total Operating Costs
         and Expenses .........        4,414         12,381         10,256         27,051          29,498
                                      ------       --------        -------       --------        --------
         Operating
         income/(loss) ........       $  241       $ (4,119)       $ 2,278       $ (1,600)       $   (280)
                                      ======       ========        =======       ========        ========

      Overview. Net revenues increased by $3.7 million, or 14.8%, from $25.5 million for the quarter ended September 30, 1997 to $29.2 million for the quarter ended September 30, 1998. Total operating costs and expenses increased $2.4 million, or 9.0%, from $27.1 million for the quarter ended September 30, 1997 to $29.5 million for the quarter ended September 30, 1998 due to a $2.9 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, the operating loss decreased $1.3 million, from $1.6 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $4.3 million, or 223.1%, from $1.9 million for the quarter ended September 30, 1997 to $6.2 million for the quarter ended September 30, 1998. Excluding from the third quarter of 1997 a $3.0 million one time cost to shut down Counsel Connect, EBITDA increased $1.3 million or 25.5%. Internet Services revenues increased $0.2 million, or 22.2%, from $0.5 million for the quarter ended September 30, 1997 to $0.7 million for the quarter ended

September 30, 1998. Internet Services expenses decreased $3.7 million, or 75.3%, from $4.9 million for the quarter ended September 30, 1997 to $1.2 million for the quarter ended September 30, 1998. Accordingly, excluding the results from Internet Services, operating income decreased $2.4 million, or 89.9%, from $2.7 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $0.4 million, or 7.4%, from $6.3 million to $6.7 million over the same periods.

      Revenues. Advertising revenues increased $2.6 million, or 17.7%, from $14.2 million for the quarter ended September 30, 1997 to $16.8 million for the quarter ended September 30, 1998. The acquisition of LCL accounted for $1.3 million of this increase. Without LCL, revenues increased $1.3 million, or 8.5%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

      Subscription revenues increased $0.4 million, or 6.9%, from $5.4 million for the quarter ended September 30, 1997 to $5.8 million for the quarter ended September 30, 1998. This increase was primarily due to the acquisition of LCL.

      Revenues from ancillary products and services increased $0.8 million, or 14.4%, from $5.3 million for the quarter ended September 30, 1997 to $6.1 million for the quarter ended September 30, 1998. This increase was due to the additions of LCL and LegalTech as well as an increase in the number of book updates in the quarter.

      Revenues from Internet Services increased $0.2 million, or 22.2%, from $0.5 million for the quarter ended September 30, 1997 to $0.7 million for the quarter ended September 30, 1998. This increase is attributable primarily to an increase in advertising revenue.

      Operating Expenses. Total operating costs and expenses increased $2.4 million, or 9.0%, from $27.1 million for the quarter ended September 30, 1997 to $29.5 million for the quarter ended September 30, 1998. This increase is due to a $2.9 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions as well as in the inclusion of $2.0 million in expenses from LCL and LegalTech.

      Editorial expenses increased by $0.7 million, or 23.9%, from $3.3 million for the quarter ended September 30, 1997 to $4.0 million for the quarter ended September 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.2 million of the increase.

      Production and distribution expenses increased $1.2 million, or 23.3%, from $5.3 million for the quarter ended September 30, 1997 to $6.5 million for the quarter ended September 30, 1998. The addition of LCL and LegalTech accounted for $0.6 million of the increase. The remainder of this increase is primarily the result of the increased book sales recorded in the third quarter as well as higher paper usage at ALM's printing facilities.

      Selling expenses increased $0.3 million, or 7.9%, from $4.1 million for the quarter ended September 30, 1997 to $4.4 million for the quarter ended September 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

      General and administrative expenses increased $0.8 million, or 14.1%, from $6.1 million for the quarter ended September 30, 1997 to $6.9 million for the quarter ended September 30, 1998. This increase reflects $0.6 million of costs associated with the addition of LCL and LegalTech. Transition costs associated with the Company's new corporate structure contributed to the increase.

      Internet Services expenses decreased $3.7 million, or 75.3%, from $4.9 million for the quarter ended September 30, 1997 to $1.2 million for the quarter ended September 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

      Depreciation and amortization expenses increased $2.9 million, or 83.6%, from $3.5 million for the quarter ended September 30, 1997 to $6.4 million for the quarter ended September 30, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisitions.

      Operating Income. As a result of the above factors, the operating loss decreased $1.3 million, or 82.5%, from $1.6 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $4.3 million, or 223.1%, from $1.9 million for the quarter ended September 30, 1997 to $6.2 million for the quarter ended September 30, 1998. Excluding the LCL and LegalTech acquisitions, EBITDA increased $3.7 million, or 191.5% from $1.9 million for the quarter ended September 30, 1997 to $5.6 million for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Capital Expenditures. The Company's operations are not capital intensive. Capital expenditures were $1.0 million for the nine months ended September 30, 1998. Capital spending in 1998 is expected to be approximately $5.5 million. This is higher than historical and expected future spending due to the anticipated consolidation of ALM and NLP offices in 1998.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities was $19.0 million for the nine months ended September 30, 1998, as a net loss of $13.7 million, along with reductions in accounts payable and accrued expenses of $1.6 million and $2.3 million respectively, were more than offset by depreciation and amortization of $18.8 million and an increase in accrued interest payable of $4.8 million.

      Net Cash Used In Investing Activities. Net cash used in investing activities was $32.4 million for the nine months ended September 30, 1998. In March 1998, the Company acquired Corporate Presentations, Inc. for $10.8 million in cash and incurred $0.2 million in deal costs. In April 1998, the Company acquired LCL for $20.1 million in cash and incurred $0.5 million of deal costs. In addition, capital expenditures were $1.0 million through the first nine months.

      Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $18.3 million for the nine months ended September 30, 1998 which was the direct result of a capital contribution made by Holdings.

      Year 2000 Compliance. The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any adverse information concerning the compliance status of its suppliers and customers.

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

                                    AMERICAN LAWYER MEDIA
                                    HOLDINGS, INC.

November 11, 1998

                                    /s/ William L. Pollak
                                    ------------------------------------------
                                    William L. Pollak
                                    President and Chief Executive Officer

November 11, 1998

                                    /s/ Leslye G. Katz
                                    ------------------------------------------
                                    Leslye G. Katz
                                    Vice President and Chief Financial Officer