Form 10-Q
period 1999-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 1999-08-11
CIK 1059496

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 1999.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number: 333-50117

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   13-3980414
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Note: This is a voluntary filing; registrant not yet subject to Section 13 or 15(d). Yes |_| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                  YES |_|                            NO |_|

As of August 1, 1999 there were 100 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
    FINANCIAL INFORMATION.....................................................4

         ITEM 1  FINANCIAL STATEMENTS.........................................4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................16

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK........................................................21

PART II

    OTHER INFORMATION........................................................22

         ITEM 1  LEGAL PROCEEDINGS...........................................22

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...................22

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................22

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........22

         ITEM 5. OTHER INFORMATION...........................................22

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................22

                         INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Consolidated Financial Statements of American Lawyer Media Holdings, Inc. Consolidated Balance Sheets at June 30, 1999 and
         December 31, 1998....................................................4

Consolidated Statements of Operations for the Six Months
         Ended June 30, 1999 and 1998.........................................5

Consolidated Statements of Operations for the Three Months
         Ended June 30, 1999 and 1998.........................................6

Consolidated Statement of Changes in Stockholder's Equity
         for the Six Months Ended June 30, 1999...............................7

Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998........................................8

Notes to Consolidated Financial Statements at June 30, 1999............... 9-15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               1999         1998
                                                                            ---------    ---------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ............................................   $     285    $     514
   Accounts receivable, net of allowance for doubtful accounts
      and returns of $4,259 and $3,595, respectively ....................      18,322       14,850
   Inventories, net .....................................................       1,406        1,849
   Other current assets .................................................       1,751        1,361
                                                                            ---------    ---------
      Total current assets ..............................................      21,764       18,574
PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of $4,685 and
   $3,441, respectively .................................................      10,877        7,146
INTANGIBLE ASSETS, net of accumulated amortization of
   $19,560 and $13,579, respectively ....................................     159,862      165,843
GOODWILL, net of accumulated amortization of $18,166 and
   $12,231, respectively ................................................     161,467      167,402
DEFERRED FINANCING COSTS, net of accumulated
   amortization of $1,490 and $997, respectively ........................       7,981        8,474
DEFERRED INCOME TAXES ...................................................          --           --
OTHER ASSETS ............................................................         418          421
                                                                            ---------    ---------
      Total assets ......................................................   $ 362,369    $ 367,860
                                                                            =========    =========
               LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable .....................................................   $   2,161    $   2,527
   Accrued expenses .....................................................      11,705       11,580
   Accrued interest payable .............................................       1,128        1,076
   Deferred income (including deferred subscription income of
      $18,269 and $16,997, respectively) ................................      19,804       18,241
                                                                            ---------    ---------
      Total current liabilities .........................................      34,798       33,424
                                                                            ---------    ---------
LONG TERM DEBT ..........................................................      14,000        8,500
                                                                            ---------    ---------
SENIOR NOTES ............................................................     175,000      175,000
                                                                            ---------    ---------
SENIOR DISCOUNT NOTES ...................................................      42,100       39,538
                                                                            ---------    ---------
DEFERRED INCOME TAXES ...................................................      42,148       43,834
                                                                            ---------    ---------
OTHER NONCURRENT LIABILITIES ............................................       3,801        5,031
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock - $.01 par value; 1,000 shares authorized; 100 issued and
      outstanding at June 30, 1999 and December 31, 1998 ................           1            1
   Paid-in-capital ......................................................      89,999       89,999
   Accumulated deficit ..................................................     (39,478)     (27,467)
                                                                            ---------    ---------
      Total stockholder's equity ........................................      50,522       62,533
                                                                            ---------    ---------
      Total liabilities and stockholder's equity ........................   $ 362,369    $ 367,860
                                                                            =========    =========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                         1999            1998
                                                       --------        --------
NET REVENUES:
   Periodicals
      Advertising ..............................       $ 37,388        $ 33,060
      Subscription .............................         11,643          11,167
   Ancillary Products and Services .............         16,035          13,077
   Internet Services ...........................            973           1,363
                                                       --------        --------
      Total net revenues .......................         66,039          58,667
                                                       --------        --------
OPERATING EXPENSES:
   Editorial ...................................         10,152           7,140
   Production and Distribution .................         14,582          12,310
   Selling .....................................         11,978           9,145
   General and Administrative ..................         15,058          14,472
   Internet Services ...........................          2,813           2,142
   Depreciation and Amortization ...............         13,162          12,359
                                                       --------        --------
      Total operating expenses .................         67,745          57,568
                                                       --------        --------
      Operating (loss) income ..................         (1,706)          1,099

INTEREST EXPENSE, net ..........................        (11,980)        (11,229)
                                                       --------        --------
   Loss before income taxes ....................        (13,686)        (10,130)

BENEFIT FOR INCOME TAXES .......................          1,675           1,747
                                                       --------        --------
   Net loss ....................................       $(12,011)       $ (8,383)
                                                       ========        ========

              The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                         1999            1998
                                                       --------        --------
NET REVENUES:
   Periodicals
      Advertising ..............................       $ 19,414        $ 18,106
      Subscription .............................          5,997           6,027
   Ancillary Products and Services .............          8,106           7,449
   Internet Services ...........................            496             709
                                                       --------        --------
      Total net revenues .......................         34,013          32,291
                                                       --------        --------
OPERATING EXPENSES:
   Editorial ...................................          5,269           3,779
   Production and Distribution .................          7,212           6,838
   Selling .....................................          5,918           4,895
   General and Administrative ..................          7,703           7,371
   Internet Services ...........................          1,550           1,032
   Depreciation and Amortization ...............          6,659           6,413
                                                       --------        --------
      Total operating expenses .................         34,311          30,328
                                                       --------        --------
      Operating (loss) income ..................           (298)          1,963

INTEREST EXPENSE, net ..........................         (6,065)         (5,742)
                                                       --------        --------
   Loss before income taxes ....................         (6,363)         (3,779)

BENEFIT FOR INCOME TAXES .......................            832             810
                                                       --------        --------
   Net loss ....................................       $ (5,531)       $ (2,969)
                                                       ========        ========

              The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK
                                     ---------------    ADDITIONAL
                                                PAR      PAID-IN   ACCUMULATED
                                     SHARES    VALUE     CAPITAL     DEFICIT     TOTAL
                                     ------    -----     -------     -------     -----
BALANCE AT DECEMBER 31, 1998 ....        100   $    1   $ 89,999   $(27,467)   $ 62,533

Net Loss ........................         --       --         --    (12,011)    (12,011)
                                    --------   ------   --------   --------    --------
BALANCE AT JUNE 30, 1999 ........        100   $    1   $ 89,999   $(39,478)   $ 50,522
                                    ========   ======   ========   ========    ========

              The accompanying notes to the consolidated financial statements are an integral part of this financial statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)

                                                                              1999        1998
                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................   $(12,011)   $ (8,383)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Depreciation and amortization .....................................     13,162      12,359
      Non-cash interest .................................................        495          --
      Decrease (increase) in -
           Accounts receivable, net .....................................     (3,472)        874
           Inventories ..................................................        443         137
           Other current assets .........................................       (392)        233
           Deferred financing costs .....................................         --      (1,272)
           Other assets .................................................          3           9
      Increase (decrease) in -
           Accounts payable .............................................       (366)     (1,228)
           Accrued expenses .............................................        121      (1,523)
           Accrued interest payable .....................................         52         403
           Deferred income ..............................................      1,563         694
           Other noncurrent liabilities .................................     (2,916)     (1,715)
                                                                            --------    --------
           Total adjustments ............................................      8,693       8,971
                                                                            --------    --------
           Net cash (used in) provided by operating activities ..........     (3,318)        588
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ..............................................     (4,975)       (558)
      Purchase of business:
           Working capital, other than cash .............................         --         426
           Property plant and equipment .................................         --        (450)
           Cost in excess of net assets of company acquired .............         --     (31,980)
           Acquisition related costs and expenses .......................         --         270
                                                                            --------    --------
           Net cash used in investing activities ........................     (4,975)    (32,292)
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution ..............................................         --      15,000
      Issuance of debt...................................................         --       7,000
      Borrowings on Revolver ............................................      5,500          --
      Accretion of interest on senior discount notes ....................      2,564       2,144
                                                                            --------    --------
           Net cash (used in) provided by financing activities ..........      8,064      24,144
                                                                            --------    --------
           Net increase (decrease) in cash and cash equivalents .........       (229)     (7,560)
CASH AND CASH EQUIVALENTS, beginning of period ..........................        514       9,442
                                                                            --------    --------
CASH AND CASH EQUIVALENTS, end of period ................................   $    285    $  1,882
                                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid during the period for -
           Income taxes .................................................   $     55    $    255
                                                                            ========    ========
           Interest .....................................................   $  8,847    $  8,297
                                                                            ========    ========

              The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. ORGANIZATION & OPERATIONS

      American Lawyer Media Holdings, Inc. ("Holdings") is the parent company of American Lawyer Media, Inc. ("Media"). Holdings was formerly named Cranberry Partners, LLC ("Cranberry").

      Cranberry, a Delaware limited liability company, was formed on August 1, 1997. On August 27, 1997 (the "ALM Acquisition Closing"), Cranberry acquired substantially all of the assets and liabilities of American Lawyer Media L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). The acquisition was effective retroactively to July 31, 1997. As of the ALM Acquisition Closing, all of the membership interests of Cranberry were held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates. Old ALM is a publisher of legal publications, which includes primarily The American Lawyer, Corporate Counsel, AmLaw Tech, The Connecticut Law Tribune, Legal Times, New Jersey Law Journal, The Recorder, Texas Lawyer, Fulton County Daily Report, and Miami Daily Business Review. In addition, Old ALM operated Counsel Connect, a membership-based internet service exclusively for lawyers and legal professionals. Holdings' operations are based in New York with regional offices in seven states and the District of Columbia.

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

      In December 1997, Holdings received capital contributions from its stockholders, Wasserstein & Co., Inc., U.S. Equity Partners L.P. and U.S. Equity Partners (Offshore) L.P., totaling $75 million. On December 22, 1997, Holdings issued $35 million of 12.25% Senior Discount Notes in an offering under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act"). Simultaneously, Holdings contributed capital of $108.8 million to Media. Also on December 22, 1997, Media issued $175 million of 9.75% Senior Notes in an offering under Rule 144A promulgated under the Act. Media used a portion of the capital and the proceeds from Media's 144A offering to acquire all of the outstanding capital stock of National Law Publishing Company, Inc. (a Delaware corporation) ("Old NLP") for approximately $203 million (the "NLP Acquisition") through a wholly owned subsidiary, NLP Acquisition Co., Inc., (a New York corporation) ("Acquisition"). Old NLP was then, on December 22, 1997, merged with and into Acquisition with Acquisition surviving. Subsequent to the merger, Acquisition was renamed National Law Publishing Company, Inc. ("NLP"). At the closing of the NLP Acquisition, all intellectual property of NLP and its subsidiaries was transferred to NLP IP

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1999

1. ORGANIZATION & OPERATIONS (continued)

Company, a Delaware Corporation, a wholly-owned subsidiary of NLP. Old NLP is a publisher of legal publications, which include New York Law Journal, The National Law Journal Journal and Law Technology News. In addition, Old NLP operated Law Journal Extra!, a membership-based internet service for lawyers and legal professionals, publishes legal text and provides seminars targeted at the U.S. legal community.

      On April 2, 1998, the Board of Directors authorized Holdings to issue shares of Holdings' $.01 par value per share common stock to U.S. Equity Partners, L.P., in consideration of payment by U.S. Equity Partners, L.P., of $15,000,000.

      On December 29, 1998, Media enacted an internal plan of reorganization (the "Plan") approved by a subcommittee of Holdings' Board of Directors appointed by the Board of Directors at its quarterly meeting on November 9, 1998. Pursuant to the Plan, Holdings and its subsidiaries entered into the following transactions: (i) ALM, LLC merged with and into The New York Law Publishing Company, a New York corporation, and a wholly-owned indirect subsidiary of Holdings ("NYLP"), with NYLP surviving; (ii) ALM IP, LLC merged with and into NLP IP Company, with NLP IP Company surviving; (iii) ALM Counsel Connect , Inc. merged with and into Counsel Connect, LLC, with Counsel Connect LLC surviving; (iv) ALM formed a new, wholly-owned subsidiary, Professional On Line, Inc., a Delaware corporation ("POL"); (v) Counsel Connect LLC merged with and into POL with POL surviving; (vi) Law Journal Extra, Inc., a New York corporation, and wholly-owned indirect subsidiary of Holdings, merged with and into POL with POL surviving; and (vii) Legal Tech, LLC, a Delaware limited liability company, and a wholly-owned indirect subsidiary of Holdings, merged with and into NYLP with NYLP surviving.

      Effective March 5, 1999, ALM Intermediate Offshore Holdings, Inc. ("ALM Intermediate") was merged with and into Media with Media surviving (the "Reorganization Merger"). Immediately prior to the effectiveness of the Reorganization Merger, (i) ALM Intermediate owned a record 14,411 shares of Common Stock, par value $.01 per share, of Media (the "ALM Intermediate Shares") and (ii) all of the issued and outstanding capital stock of ALM Intermediate was owned of record by U.S. Equity Partners (Offshore), L.P. ("Offshore"). In connection with the Reorganization Merger, the ALM Intermediate Shares became treasury shares of Media and were simultaneously reissued directly to Offshore. The beneficial ownership of the capital stock of Media has not changed as a result of the Reorganization Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of American Lawyer Media Holdings, Inc. and its wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as "Holdings". Intercompany transactions and balances have been eliminated in consolidation.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations of Credit Risk

      Holdings' financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Holdings believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising Holdings' customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, Holdings is exposed to a certain level of credit concentration risk in this area, for which Holdings believes it has adequately provided.

Revenue Recognition

      Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in Holdings' publications. Advertising revenue is recognized upon release of the related publications.

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

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $5,078,600 and $2,602,000 are included in accounts receivable in the accompanying consolidated June 30, 1999 and December 31, 1998 balance sheets, respectively.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion Costs

      Advertising and promotion expenditures, which totaled approximately $1,790,900 and $1,448,000 for the three month periods ended June 30, 1999 and 1998, respectively, and $2,910,000 and $2,763,000 for the six months ended June 30, 1999 and 1998, respectively, are expensed as the related advertisements or campaigns are released.

Cash and Cash Equivalents

      Holdings considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

Inventories

      Inventories consist principally of paper and related binding materials utilized by Holdings and its outside printers and professional books published and sold by Holdings. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

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

Buildings ....................................................         25 years
Furniture, machinery and equipment ...........................        5-9 years
Computer equipment and software ..............................        3-6 years

      Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

Goodwill

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. It is stated at cost less accumulated amortization and is amortized on a straight-line basis over a fifteen-year useful life. Holdings' periodically assesses the recoverability of goodwill by determining whether the amortization of goodwill over its estimated remaining life can be recovered through projected undiscounted future consolidated operating cash flows.

Intangible Assets

      Intangible assets represent advertiser commitments, trademarks, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average useful life of fifteen years.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

      Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of Holdings' assets and liabilities and principally consist of nondeductible goodwill and identified intangibles relating to NLP, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities not currently deductible for tax purposes and net operating loss carry forwards.

Reclassifications

      Certain 1998 amounts have been reclassified to conform with the current year presentation.

3. DEBT

On December 22, 1997, Holdings issued $63,275,000 principal amount at maturity of 12.25% Senior Discount Notes (the "Senior Discount Notes") due December, 15, 2008, at a discount rate of $553.14 per Senior Discount Note. Net proceeds for Holdings were $33,775,000, net of discounts and commissions of $1,225,000. The Senior Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 15,2002. Commencing June 15, 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Senior Discount Notes are senior, unsecured obligations of Holdings. The Senior Discount Notes may be redeemed at any time by Holdings, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Senior Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its Subsidiaries, the payment of dividends and other restricted payments by the Company and its Subsidiaries, restrictions on distributions from restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs associated with the debt have been capitalized and are being amortized over the term of the Senior Discount Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statement of operations. Assuming that there is no redemption of the Senior Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

      On December 22, 1997, Media issued $175,000,000 of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (the first interest payment was made on June 15, 1998). The Senior Notes are fully and unconditionally guaranteed on a joint and several and senior unsecured basis by each of Media's existing and future subsidiaries other than POL (Professional On Line, Inc.). The Senior Notes may be redeemed at any time by Media, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by Media and its subsidiaries, the payment of dividends and other restricted payments by Media and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs associated with this debt have been capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

      On March 25, 1998, Holdings and Media (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all existing and future subsidiaries of Media other than POL. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of Media and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of Media. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the Base Rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on Media's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  JUNE 30, 1999

3. DEBT (continued)

of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to Media, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. Media is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios.

      On April 26, 1999, Holdings and Media amended the Revolving Credit Facility, effective as of March 29, 1999. This amendment limits Media's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

      As of June 30, 1999, the unused commitment is approximately $26,000,000. A 10% increase in the average rate during the first six months of 1999 would have increased Holdings' net loss to approximately $(12,043,000).

4. SUBSEQUENT EVENT

      On July 27, 1999, Media sold all of the common stock, par value $.01 per share, of POL, to which Media had previously transferred substantially all of its and its subsidiaries' internet and electronic commerce business, to Law.Com Acquisition Corp. ("Law.Com") for $1,000,000 in cash. Law.Com is a leading web destination for law information, e-commerce and e-services and is owned primarily by the stockholders' of Holdings. Media owns all of the preferred stock of Law.Com, Inc. (successor to Law.Com).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF HOLDINGS, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

      ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING HOLDINGS' BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN THE LEVELS OF ADVERTISING REVENUES, CHANGES AND DELAYS IN NEW PRODUCT INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN HOLDINGS' FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

The following discussion compares the financial results of Holdings for the six months ended June 30, 1999, which includes the acquisitions of LegalTech and LCL (as defined below), to financial information for the six months ended June 30, 1998. On March 3, 1998, a newly formed wholly-owned subsidiary of Media purchased all the assets and assumed certain of the liabilities related to Corporate Presentations, Inc. ("Legal Tech"), a producer of trade shows and conferences relating to law practice technology. On March 31, 1998 (effective April 1, 1998), Media and a wholly-owned subsidiary of Media purchased all of the legal publishing-related assets and assumed certain liabilities related to Legal Communications, Ltd. ("LCL"), which is now the Philadelphia division of Media.

Overview. Net revenues increased by $7.4 million, or 12.6%, from $58.6 million for the six months ended June 30, 1998 to $66.0 million for the six months ended June 30, 1999. Total operating costs and expenses increased $10.2 million, or 17.7%, from $57.6 million for the six months ended June 30, 1998 to $67.7 million for the six months ended June 30, 1999. As a result, operating profit decreased $2.8 million, or 254.2%, from $1.1 million for the six months ended June 30, 1998 to a loss of $1.7 million for the six months ended June 30, 1999. EBITDA decreased $2.0 million, or 14.8%, from $13.5 million for the six months ended June 30, 1998 to $11.5 million for the six months ending June 30, 1999. Internet Services revenues decreased $0.4 million, or 28.6%, from $1.4 million for the six months ended June 30, 1998 to $1.0 million for the six months ending June 30, 1999. Internet Services expenses increased $0.7 million, or 31.3%, from $2.1 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999. Accordingly, excluding the results from Internet Services, operating profit decreased $1.7 million, or 92.2%, from $1.9 million for the six months ended June 30, 1998 to $0.2 million for the six months ended June 30, 1999. See note 5 to the Consolidated Financial Statements.

Revenues. Advertising revenues increased $4.3 million, or 13.1%, from $33.1 million for the six months ended June 30, 1998 to $37.4 million for the six months ended June 30, 1999. The acquisition of LCL accounted for $2.0 million of this increase. Without LCL, revenues increased $2.3 million, or 7.0%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

Subscription revenues increased $0.5 million, or 4.3%, from $11.2 million for the six months ended June 30, 1998 to $11.6 million for the six months ended June 30, 1999. This increase was due primarily to the acquisition of LCL.

Revenues from Ancillary Products and Services increased $3.0 million, or 22.6%, from $13.1 million for the six months ended June 30, 1998 to $16.0 million for the six months ended June 30, 1999. The acquisitions of LCL and LegalTech accounted for $2.5 million, or 86%, of this increase.

Revenues from Internet Services decreased $0.4 million, or 28.6%, from $1.4 million for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999. This decrease is primarily due to the shutdown of the Counsel Connect website.

Operating Expenses. Total operating expenses increased $10.2 million, or 17.7%, from $57.6 million for the six months ended June 30, 1998 to $67.7 million for the six months ended June 30, 1999. This increase is due primarily to $3.3 million of LCL and LegalTech expenses, as well as Holdings' investment in new products, product extensions and expanded Internet presence.

Editorial expenses increased $3.0 million, or 42.2%, from $7.1 million for the six months ended June 30, 1998 to $10.1 million for the six months ended June 30, 1999. The acquisition of LCL and start up costs for new initiatives (The Daily Deal) and High End Newsletters (a new division which produces weekly newsletters) accounted for $0.8 million with general salary increases and the filling of a number of key vacant positions accounting for the remaining increase.

Production and Distribution expenses increased $2.3 million, or 18.5%, from $12.3 million for the six months ended June 30, 1998 to $14.6 million for the six months ended June 30, 1999. The acquisitions of LCL and LegalTech increased expenses by $1.3 million, or 10.0%. The remaining increase is due primarily to the introduction of a new weekly publication in California (Cal Law Weekly) and for start up costs associated with new initiatives (The Daily Deal) and High End Newsletters.

Selling expenses increased $2.8 million, or 31.0%, from $9.1 million for the six months ended June 30, 1998 to $11.9 million for the six months ended June 30, 1999. LCL and LegalTech accounted for $1.0 million, new initiatives accounted for $0.4 million and the Core Business (total business excluding new initiatives) increased $1.4 million primarily due to increased volume.

General and Administrative expenses increased $0.6 million, or 4.0%, from $14.5 million for the six months ended June 30, 1998 to $15.1 million for the six months ended June 30, 1999. This increase is due primarily to the acquisitions of LCL and LegalTech.

Internet Services expenses increased $0.7 million, or 31.3%, from $2.1 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999. This increase is due primarily to the launching of Holdings' new website, Law News Network.

Depreciation and Amortization increased $0.8 million, or 6.5%, from $12.4 million for the six months ended June 30, 1998 to $13.2 million for the six months ended June 30, 1999. Amortization of goodwill associated with the acquisitions of LCL and LegalTech accounts for the majority of this increase.

Operating Income. As a result of the above factors, operating income decreased $2.8 million, or 254.2%, from a profit of $1.1 million for the six months ended June 30, 1998 to a loss of $1.7 million for the six months ended June 30, 1999. See note 5 to the Consolidated Financial Statements.

FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

The following discussion compares the financial results of Holdings for the quarter ended June 30, 1999 to financial information for the quarter ended June 30, 1998.

Overview. Net revenues increased by $1.7 million, or 5.3%, from $32.3 million for the quarter ended June 30, 1998 to $34.0 million for the quarter ended June 30, 1999. Total operating costs and expenses increased $4.0 million, or 13.1%, from $30.3 million for the quarter ended June 30, 1998 to $34.3 million for the quarter ended June 30, 1999. As a result, operating profit decreased $2.3 million, or 115.2%, from $2.0 million for the quarter ended June 30, 1998 to a loss of $0.3 million for the quarter ended June 30, 1999. EBITDA decreased $2.0 million, or 24.1%, from $8.4 million for the quarter ended June 30, 1998 to $6.4 million for the quarter ending June 30, 1999. Internet Services revenues decreased $0.2 million, or 30.0%, from $0.7 million for the quarter ended June 30, 1998 to $0.5 million for the quarter ending June 30, 1999. Internet Services expenses increased $0.5 million, or 50.2%, from $1.0 million for the quarter ended June 30, 1998 to $1.5 million for the quarter ended June 30, 1999. Accordingly, excluding the results from Internet Services, operating profit decreased $1.5 million, or 66.9%, from $2.3 million for the quarter ended June 30, 1998 to $0.8 million for the quarter ended June 30, 1999.

Revenues. Advertising revenues increased $1.3 million, or 7.2%, from $18.1 million for the quarter ended June 30, 1998 to $19.4 million for the quarter ended June 30, 1999. This increase was due principally to an increase in advertising rates as well as an overall increase in advertising pages.

Subscription revenues remained static for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1999.

Revenues from Ancillary Products and Services increased $0.7 million, or 8.8%, from $7.4 million for the quarter ended June 30, 1998 to $8.1 million for the quarter ended June 30, 1999. This is due primarily to $0.2 million for additional products offered by Law Journal Seminars and to $0.3 million in book sales in the Philadelphia region.

Revenues from Internet Services decreased $0.2 million, or 30.0%, from $0.7 million for the quarter ended June 30, 1998 to $0.5 million for the quarter ended June 30, 1999. This decrease is primarily due to the shutdown of the Counsel Connect website.

Operating Expenses. Total operating costs and expenses increased $4.0 million, or 13.1%, from $30.3 million for the quarter ended June 30 1998 to $34.3 million for the quarter ended June 30, 1999. This increase is primarily due to startup costs for two of the new initiatives, High End Newsletters and The Daily Deal, and to volume increases and additional investment in Core Business Units.

Editorial expenses increased $1.5 million, or 39.4%, from $3.8 million for the quarter ended June 30, 1998 to $5.3 million for the quarter ended June 30, 1999. New initiatives accounted for $0.4 million of this increase and the remaining increase was due to the hiring of key personnel in the Core Business Units.

Production and Distribution expenses increased $0.4 million, or 5.5%, from $6.8 million for the quarter ended June 30, 1998 to $7.2 million for the quarter ended June 30, 1999. The increase is primarily due to general salary increases.

Selling expenses increased $1.0 million, or 20.9%, from $4.9 million for the quarter ended June 30, 1998 to $5.9 million for the quarter ended June 30, 1999. New initiatives accounted for $0.3 million with the remainder due to increased marketing efforts in the Core Business Units.

General and Administrative expenses increased $0.3 million, or 4.5%, from $7.4 million for the quarter ended June 30, 1998 to $7.7 million for the quarter June 30, 1999. This is due primarily to the addition of key personnel in the corporate division.

Internet Services expenses increased $0.5 million, or 50.3%, from $1.0 million for the quarter ended June 30, 1998 to $1.5 million for the quarter ended June 30, 1999. This increase is due primarily to the launching of Holdings' new website, Law News Network.

Depreciation and Amortization increased $0.2 million, or 3.8%, from $6.4 million for the quarter ended June 30, 1998 to $6.6 million for the quarter ended June 30, 1999. This is due primarily to the upgrading of computer equipment throughout Holdings.

Operating Income. As a result of the above factors, operating income decreased $2.3 million, or 115.2%, from $2.0 million for the quarter ended June 30, 1998 to a loss of $0.3 million for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL EXPENDITURES. Holdings' operations are not usually capital intensive. Capital expenditures were $5.0 million for the six months ended June 30, 1999. Capital spending in 1999 is expected to be between $7.0 million and $8.0 million. This is higher than historical and expected future spending due to new editorial and advertising systems to support new initiatives and facilities.

      NET CASH USED BY OPERATING ACTIVITIES. Net cash used by operating activities was $3.3 million for the six months ended June 30, 1999, as a net loss of $12.0 million, a reduction in other non current liabilities of $2.9 million and an increase in accounts receivable of $3.5 million were only partially offset by depreciation and amortization of $ 13.2 million and an increase of deferred income of $1.6 million.

      NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $5.0 million for the six months ended June 30, 1999 all due to capital expenditures.

      NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $8.1 million for the six months ended June 30, 1999 due to borrowings on the Revolving Credit Facility and accretion of interest on senior discount notes.

      YEAR 2000 COMPLIANCE. Holdings is in the process of modifying, upgrading or replacing its computer software applications and systems which Holdings expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. Holdings has developed a technology plan, which Holdings is currently implementing, to replace all client and server based software systems necessary to be Year 2000 compliant. The applications that Holdings is installing and upgrading include, but are not limited to, its Editorial and workflow systems (QPS), Classified/Display (Atex), Accounting (Solomon), Payroll (ADP), circulation/fulfillment (Multi-pub), e-mail (MS Exchange) and its business suite applications (MS Office 97 and 98). All vendors have assured Holdings in writing that their respective software packages are Year 2000 compliant.

      Holdings has also upgraded its network infrastructure with a 100baseT-switched environment. Layer three switches form the backbone of Holdings' new infrastructure that also incorporates gigabit technology. Holdings has also purchased new servers (Compaq Proliants) and implemented failover systems such as a Compaq Standby Recovery Server in an effort to both ensure complete redundancy, and Year 2000 compliance. With respect to desktop applications, Holdings is continuing its efforts to replace all systems purchased before 1999 with new systems. This includes both PC and Mac clients. Both Dell (PCs) and Apple (Macs) have committed to Holdings in writing that their systems are Year 2000 compliant.

      Holdings is working with its software vendors to ensure that necessary patches are installed to make Holdings Year 2000 compliant. These vendors include, but are not limited to: Microsoft (Window NT workstation and Server), Novell (Netware 4.x), Sun (Solaris 2.4), and Apple (Mac OS 8.5). Following completion of all current work, Holdings intends to hire a Year 2000 consultant to help verify the integrity of all systems; hardware (networking and desktop), and software (application and system). Holdings does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. Holdings believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by Holdings to be in compliance. Holdings does not currently have any adverse information concerning the compliance status of its suppliers and customers.

      Holdings' management is currently working on Year 2000 contingency plans that include a description of the resources, staff roles, procedures, and timetables needed for its implementation. These plans will include the following strategies for meeting minimum acceptable output requirements for each critical business process: quick fix, partial replacement, full redundancy and outsourcing. The basic implementation modes for the quick fix, partial, and full replacement of functionally provided by failed mission-critical systems are manual replacement, semi-automated replacement and automated replacement. These plans will be completed for each critical business process no later than three months prior to the date management currently projects the process to be Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See footnote 3 to the Consolidated Financial Statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Holdings is a party to various litigation matters incidental to the conduct of its business. Holdings does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or on the results of its operations.

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

                                    AMERICAN LAWYER MEDIA HOLDINGS, INC.


           August 11, 1999          /s/ William L. Pollak
                                    ------------------------------------------
                                    William L. Pollak
                                    President and Chief Executive Officer


           August 11, 1998          /s/ Leslye G. Katz
                                    ------------------------------------------
                                    Leslye G. Katz
                                    Vice President and Chief Financial Officer