Form 10-Q
period 2000-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2000-08-11
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 2000.

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

                           Yes /X/     No /_/

As of August 11, 2000 there were 1,200,000 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  ----
PART I

FINANCIAL INFORMATION..............................................................................................1

    ITEM 1. FINANCIAL  STATEMENTS..................................................................................1

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................................12

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.....................................................................................17

PART II

OTHER INFORMATION.................................................................................................18

    ITEM 1.  LEGAL PROCEEDINGS....................................................................................18

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................18

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................................................18

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................18

    ITEM 5. OTHER INFORMATION.....................................................................................18

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................18



                                       (i)

                         INDEX TO FINANCIAL INFORMATION



                                                                                                                  PAGE
                                                                                                                  ----
Consolidated Financial Statements of American Lawyer Media Holdings, Inc.

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..................................................1

Consolidated Statements of Operations for the Six Months Ended
         June 30, 2000 and 1999.....................................................................................2

Consolidated Statements of Operations for the Three Months Ended
         June 30, 2000 and 1999.....................................................................................3

Consolidated Statement of Changes in Stockholders' Equity for
         the Six Months Ended June 30, 2000.........................................................................4

Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999...............................................................................5

Notes to Consolidated Financial Statements at June 30, 2000......................................................6-11



                                       (ii)

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                     (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                        2000              1999
                                                                                       --------       ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................................      $   1,178       $   1,598
Accounts receivable, net of allowance for doubtful accounts and returns of
 $3,044 and $2,758, respectively ................................................         22,669          16,811
Inventories, net ................................................................          1,419           1,449
Other current assets ............................................................          1,461           2,016
                                                                                       ---------       ---------
   Total current assets .........................................................         26,727          21,874
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $8,017 and $5,912, respectively ..............................         14,953          15,018
INTANGIBLE ASSETS, net of accumulated amortization of $29,959 and $24,121,
   respectively .................................................................        145,616         149,831
GOODWILL, net of accumulated amortization of $29,998 and $23,937, respectively ..        151,757         153,816
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,476 and $1,983,
 respectively ...................................................................          6,995           7,488
OTHER ASSETS ....................................................................          3,728           1,210
                                                                                       ---------       ---------

       Total assets .............................................................      $ 349,776       $ 349,237
                                                                                       =========       =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................................      $   5,347       $   6,792
Accrued expenses ................................................................          9,894          10,918
Accrued interest payable ........................................................          1,213           1,185
Deferred income (including deferred subscription income of $17,306 and
   $16,380, respectively) .......................................................         18,858          17,798
                                                                                       ---------       ---------
       Total current liabilities ................................................         35,312          36,693
LONG TERM DEBT:

Revolving credit facility .......................................................         20,300          18,300
Senior notes ....................................................................        175,000         175,000
Senior discount notes ...........................................................         47,234          44,515
                                                                                       ---------       ---------
       Total long term debt .....................................................        242,534         237,815

DEFERRED INCOME TAXES ...........................................................         36,571          38,182

OTHER NONCURRENT LIABILITIES ....................................................          6,715           5,924

STOCKHOLDERS' EQUITY:

Common stock-$.01 par value;  2,000,000 shares authorized; 1,200,000 issued
   and outstanding at June 30, 2000 and December 31, 1999 .......................             12              12
Paid-in-capital .................................................................        100,122          89,728
Accumulated deficit .............................................................        (71,490)        (59,117)
                                                                                       ---------       ---------
       Total stockholders' equity ...............................................         28,644          30,623
                                                                                       ---------       ---------
       Total liabilities and stockholders' equity ...............................      $ 349,776       $ 349,237
                                                                                       =========       =========

              The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                ------------------------
                                                                                                   2000           1999
                                                                                                 --------       --------
REVENUES:
Periodicals:
   Advertising .............................................................................      $ 44,959       $ 37,388
   Subscription ............................................................................        11,884         11,643
Ancillary products and services                                                                     22,687         16,035
Internet services ..........................................................................            --            973
                                                                                                  --------       --------
   Total revenues ..........................................................................        79,530         66,039
                                                                                                  --------       --------
OPERATING EXPENSES:
Editorial ..................................................................................        13,665         10,152
Production and distribution ................................................................        16,099         14,582
Selling ....................................................................................        16,583         11,978
General and administrative .................................................................        20,324         15,058
Internet services ..........................................................................            --          2,813
Depreciation and amortization ..............................................................        14,264         13,162
                                                                                                  --------       --------
   Total operating expenses ................................................................        80,935         67,745
                                                                                                  --------       --------
   Operating loss ..........................................................................        (1,405)        (1,706)
Interest expense ...........................................................................       (12,609)       (12,006)
Other income ...............................................................................            30             26
                                                                                                  --------       --------
   Loss before income taxes ................................................................       (13,984)       (13,686)
BENEFIT FOR INCOME TAXES ...................................................................         1,611          1,675
                                                                                                  --------       --------
   Net loss ................................................................................      $(12,373)      $(12,011)
                                                                                                  --------       --------
                                                                                                  --------       --------

                The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS)

                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                 --------------------------
                                                                                                    2000           1999
                                                                                                  --------       --------
REVENUES:
Periodicals:
   Advertising .............................................................................      $ 23,232       $ 19,414
   Subscription ............................................................................         6,008          5,997
Ancillary products and services                                                                     11,447          8,106
Internet services ..........................................................................            --            496
                                                                                                  --------       --------
   Total revenues ..........................................................................        40,687         34,013
                                                                                                  --------       --------
OPERATING EXPENSES:
Editorial ..................................................................................         5,992          5,269
Production and distribution ................................................................         7,881          7,212
Selling ....................................................................................         7,672          5,918
General and administrative .................................................................         9,398          7,703
Internet services ..........................................................................            --          1,550
Depreciation and amortization ..............................................................         7,121          6,659
                                                                                                  --------       --------
   Total operating expenses ................................................................        38,064         34,311
                                                                                                  --------       --------
   Operating income/loss ...................................................................         2,623           (298)
Interest expense ...........................................................................        (6,280)        (6,074)
Other income ...............................................................................            17              9
                                                                                                  --------       --------
   Loss before income taxes ................................................................        (3,640)        (6,363)
BENEFIT FOR INCOME TAXES ...................................................................           805            832
                                                                                                  --------       --------
   Net loss ................................................................................      $ (2,835)      $ (5,531)
                                                                                                  --------       --------
                                                                                                  --------       --------

                The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    AMERICAN LAWYER MEDIA HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        ADDITIONAL
                                                                                         PAID-IN       ACCUMULATED
                                           SHARES        PAR VALUE       CAPITAL         DEFICIT          TOTAL
                                          ----------     ----------    -----------     -----------     -----------
                                                COMMON STOCK
                                          -------------------------
BALANCE AT DECEMBER 31, 1999............   1,200,000      $      12      $  89,728      $ (59,117)      $  30,623
Gain on the sale of business............          --             --         10,394             --          10,394
Net loss ...............................          --             --             --        (12,373)        (12,373)
                                          ----------     ----------    -----------     -----------     -----------
BALANCE AT June 30, 2000 ...............   1,200,000      $      12      $ 100,122      $ (71,490)      $  28,644
                                          ----------     ----------    -----------     -----------     -----------
                                          ----------     ----------    -----------     -----------     -----------

               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                              2000           1999
                                                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................................      $(12,373)      $(12,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .....................................................        14,264         13,162
   Non-cash interest .................................................................           493            495
   (Increase) decrease in:

Accounts receivable, net .............................................................        (5,615)        (3,472)
Inventories ..........................................................................            30            443
Other current assets .................................................................           500           (392)
Other assets .........................................................................           (18)             3
   (Decrease) increase in:

Accounts payable .....................................................................        (1,624)          (366)
Accrued expenses .....................................................................        (1,181)           121
Accrued interest payable .............................................................            28             52
Deferred income ......................................................................           785          1,563
Other noncurrent liabilities .........................................................        (1,124)        (2,916)
                                                                                            --------       --------
   Total adjustments .................................................................         6,538          8,693
                                                                                            --------       --------
   Net cash used in operating activities .............................................        (5,835)        (3,318)
                                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................................................        (3,538)        (4,975)
Proceeds received from sale of business ..............................................         9,184           --
Purchase of business .................................................................        (4,950)          --
                                                                                            --------       --------
   Net cash provided by (used in) investing activities ...............................           696         (4,975)
                                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance under revolving credit facility ..............................................         2,000          5,500
Accretion of interest on senior discount notes .......................................         2,719          2,564
                                                                                            --------       --------
   Net cash provided by financing activities .........................................         4,719          8,064
                                                                                            --------       --------
   Net decrease in cash ..............................................................          (420)          (229)

CASH, beginning of period ............................................................         1,598            514
                                                                                            --------       --------

CASH, end of period...................................................................       $ 1,178       $    285
                                                                                            --------       --------
                                                                                            --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
       Income taxes...................................................................       $    --       $     55
                                                                                            --------       --------
       Interest.......................................................................       $ 9,296       $  8,847
                                                                                            --------       --------
                                                                                            --------       --------

               The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

         In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two newsletters.

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

         On March 28, 2000, the Company sold a business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT (the "Business") to The Daily Deal, L.L.C. (formerly TDD, L.L.C.), a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P.. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the Balance Sheet. The Preferred Membership Interest accretes at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser has agreed to pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000, which operating losses totaled $1.68 million of which substantially all was paid as of June 30, 2000.

         On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily

Principles of Consolidation
indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 1999.

         The consolidated financial statements include the accounts of American Lawyer Media Holdings, Inc. and its wholly-owned subsidiaries, which unless the context otherwise requires, are collectively referred to herein as the "Company". Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements for 1999 include the operations for Professional On-Line, Inc. ("POL"), a wholly-owned subsidiary of the Company that held the Company's Internet business, through July 27, 1999, the date of sale of the common stock of POL to Law.com, Inc. ("Law.com").

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

Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents, generally limited due to the large number of customers comprising the Company's customer base. Such legal advertising agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, for which the Company believes it has adequately reserved.

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

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $3,742,000 and $3,128,600 are included in accounts receivable in the accompanying consolidated June 30, 2000 and December 31, 1999 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures, which totaled approximately $2,100,900 and $1,790,900 for the three months ended June 30, 2000 and 1999, respectively, and $4,370,600 and $2,910,000 for the six months ended June 30, 2000 and 1999, respectively, are expensed as the related advertisements or campaigns are released.

Cash and Cash Equivalents

         The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

Inventories

         Inventories consist principally of paper and related binding materials utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are determined by the average cost method and are stated at the lower of cost or market.

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

Buildings...................................    25 years
Furniture, machinery and equipment..........   5-9 years
Computer equipment and software.............   3-6 years



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

3.  DEBT

         In December 1997, the Company issued $63,275,000 aggregate principal amount at maturity of 12.25% of Senior Discount Notes due 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December
15. The Discount Notes are senior, unsecured obligations of the Company. The Discount Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, were capitalized on the accompanying December 31, 1998, balance sheet and are being amortized over the term of the Discount Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

         On December 22, 1997, Media issued $175,000,000 of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Senior Notes are unsecured general obligations of Media and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of Media's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the Guarantors are not included herein because of the Guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the Guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by Media, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Media and its subsidiaries, the payment of dividends and other restricted payments by the Media and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized in 1998 and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         On March 25, 1998, the Company and Media (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility were capitalized in 1998 and are being amortized over the term of the agreement. Amortization of deferred financing costs is recorded as interest expense. The Revolving Credit Facility is guaranteed by the Company and, on a joint and several basis, by all existing and future subsidiaries of Media. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Media and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by the Company of all of the stock of Media. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the Base Rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's total consolidated leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios.

         Effective March 29 1999, the Company and Media amended the Revolving Credit Facility to limit Media's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

         Effective July 20, 1999, the Revolving Credit Facility was further amended to permit for the sale of the Company's Internet business to Law.com and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the sale of the Company's business constituting THE DAILY DEAL and

CORPORATE CONTROL ALERT to The Daily Deal, L.L.C., a limit described above from $20 million to $22.5 million.

At June 30, 2000, the unused commitment is approximately $20.3 million. The available balance under the unused commitment is further reduced by any letters of credit outstanding, which totaled $1,121,000 at June 30, 2000. A 10% increase in the average interest rate of borrowings under the Revolving Credit Facility during the first six months of 2000 would have increased the Company's net loss to approximately $12,452,000.

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

OVERVIEW

         The following discussion compares the financial results of the Company for the six months ended June 30, 2000 to the six months ended June 30, 1999.

         In July 1999, the Company sold the common stock of POL, which held the Company's Internet business, to Law.com for $1 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. In December 1999, Law.com redeemed the convertible preferred stock for $3.75 million plus accrued dividends. The Company and Law.com entered into an exclusive content license that grants Law.com the right to publish all Company content in electronic or digital format through 2004 as part of the transaction. Law.com is the holding company for an Internet destination for legal information, e-commerce and e-services whose stockholders include substantially all of the stockholders of the Company.

         In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two newsletters.

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

         On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT (the "Business") to The Deal, L.L.C., a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders of the Company. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the March 31, 2000 Balance Sheet. The Preferred Membership Interest accretes at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser agreed to pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000, which operating losses totaled $1.68 million of which substantially all was paid as of June 30, 2000.

         On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"), the leading publisher of jury verdict and settlement research data in New York State.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         OVERVIEW. Revenues increased by $13.5 million, or 20.4%, from $66.0 million for the six months ended June 30, 1999 to $79.5 million for the six months ended June 30, 2000. Total operating costs and expenses increased $13.2 million, or 19.5%, from $67.7 million for the six months ended June 30, 1999 to $80.9 million for the six months ended June 30, 2000. As a result, the operating loss decreased $0.3 million, from a loss of $1.7 million for the six months ended June 30, 1999 to a loss of $1.4 million for the six months ended June 30, 2000. EBITDA increased $1.4 million, or 12.2%, from $11.5 million for the six months ended June 30, 1999 to $12.9 million for the six months ended June 30, 2000. The decrease in operating loss and the increase in EBITDA during 2000 resulted primarily from growth in core business and new projects commenced in 2000, along with the elimination of the internet services loss reflected in the prior year, which was partially offset by higher operating costs and expenses primarily from the 1999 and 2000 initiatives and expansion in the core business units. Excluding the results from Internet services and the new initiatives in 1999, which includes THE DAILY DEAL and the high-end newsletter division, revenues increased $14.1 million, or 21.6%, from $64.9 million for the six months ended June 30, 1999 to $79.0 million for the six months ended June 30, 2000. In addition, excluding the results from Internet services and the new initiatives in 1999, EBITDA also increased $4.0 million, or 27.3%, from $14.7 million for the six months ended June 30, 1999 to $18.7 million for the six months ended June 30, 2000.

         REVENUES. Advertising revenues increased $7.6 million, or 20.3%, from $37.4 million for the six months ended June 30, 1999 to $45.0 million for the six months ended June 30, 2000. All categories of advertising contributed to this increase in revenues. The greatest contributions were from display, classified and law firm advertising which increased 30%, 25% and 20%, respectively, reflecting new publications and the increased frequency of existing publications during 2000 along with greater volume due to increased sales efforts.

         Subscription revenues increased $0.2 million, or 2.1%, from $11.6 million for the six months ended June 30, 1999 to $11.9 million for the six months ended June 30, 2000. Subscriptions for periodicals and newsletters each increased $0.1 million during this period compared to the same period during 1999. Increased marketing efforts and the launching of new publications during 2000 contributed to the increase, which was partially offset by the restructuring of the Company's weekly newsletter division in early 2000.

         Revenues from ancillary products and services increased $6.7 million, or 41.5%, from $16.0 million for the six months ended June 30, 1999 to $22.7 million for the six months ended June 30, 2000. Increased revenues primarily resulted from higher licensing and royalty fees along with higher revenues from trade shows, seminars, new books and additional updates released for existing books. These increases were partially offset by a decrease in information services revenue due to the sale of the common stock of POL to Law.com in the third quarter of 1999.

         Revenues from Internet services totaled $1.0 million for the six months ended June 30, 1999. The Company did not record any revenues from Internet services during the six months ended June 30, 2000 as a result of the sale of the common stock of POL to Law.com in the third quarter of 1999.

         OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $13.2 million, or 19.5%, from $67.7 million for the six months ended June 30, 1999 to $80.9 million for the six months ended June 30, 2000. Of this amount, operating costs and expenses for the Company's two primary new initiatives in 1999, the high-end newsletters and THE DAILY DEAL, increased $4.6 million; new projects commenced by the Company in 2000 and the core business units accounted for the remaining increase. The 1999 initiatives and the new initiatives commenced in 2000 are fully reflected in the results for the six months ended June 30, 2000, while the results for the six months ended June 30, 1999 had no expense for the 2000 projects and little expense for the 1999 initiatives. The increased costs and expenses in the core business units were partially offset by the elimination of operating expense relating to internet services resulting from the sale of the common stock of POL to Law.com during the third quarter of 1999.

         Editorial expenses increased $3.5 million, or 34.6%, from $10.2 million for the six months ended June 30, 1999 to $13.7 million for the six months ended June 30, 2000. The increase primarily resulted from an increase in editorial salaries of $3.0 million and an increase in art expense of $0.4 million. The Company's new initiatives for 1999 accounted for $1.9 million of this increase and the remaining increase resulted from new projects started during 2000 with no like charges recorded during the comparable 1999 period.

         Production and distribution expenses increased $1.5 million, or 10.4%, from $14.6 million for the six months ended June 30, 1999 to $16.1 million for the six months ended June 30, 2000. The increase was primarily due to increased production and distribution expenses for the 1999 initiatives and new projects commenced in 2000, along with slightly higher production costs incurred in the core business units, which was partially offset by the elimination of production and distribution costs relating to internet services resulting from the sale of the common stock of POL to Law.com during the third quarter of 1999. The 1999 initiatives and new projects commenced in 2000 are reflected in the six months ended June 30, 2000 with little or no comparable expense being recorded in the six months ended June 30, 1999.

         Selling expenses increased $4.6 million, or 38.4%, from $12.0 million for the six months ended June 30, 1999 to $16.6 million for the six months ended June 30, 2000. The increase was primarily attributable to increased marketing costs as well as increased display and classified advertising costs relating to growth in revenue.

         General and administrative expenses increased $5.3 million, or 35.0%, from $15.0 million for the six months ended June 30, 1999 to $20.3 million for the six months ended June 30, 2000. This increase resulted primarily from increased staffing levels, facilities, legal and consulting costs for the various 1999 new initiatives and new projects commenced in 2000.

         Internet services expenses decreased $2.8 million for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000. This decrease in expenses resulted from the sale of the common stock of POL to Law.com during July 1999.

         Depreciation and amortization increased $1.1 million, or 8.4%, from $13.2 million for the six months ended June 30, 1999 to $14.3 million for the six months ended June 30, 2000. This was due primarily to the increase in capital expenditures throughout 1999 and for the six months ended June 30, 2000 for the upgrade and purchase of new computer equipment and systems throughout the Company and for capitalized improvements and furnishings in existing and new facilities to support the 1999 new initiatives and new projects commenced in 2000 and the Company's core growth.

         OPERATING LOSS. As a result of the above factors, the operating loss decreased $0.3 million, from a loss of $1.7 million for the six months ended June 30, 1999 to a loss of $1.4 million for the six months ended June 30, 2000. In addition, EBITDA increased $1.4 million, or 12.2%, from $11.5 million for the six months ended June 30, 1999 to $12.9 million for the six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The following discussion compares the financial results of the Company for the three months ended June 30, 2000 to the three months ended June 30, 1999.

         OVERVIEW. Revenues increased $6.7 million, or 19.6%, from $34.0 million for the quarter ended June 30, 1999 to $40.7 million for the quarter ended June 30, 2000. Total operating costs and expenses increased $3.8 million, or 10.9%, from $34.3 million for the quarter ended June 30, 1999 to $38.1 million for the quarter ended June 30, 2000. As a result, operating income increased $2.9 million, from a loss of $0.3 million for the quarter ended June 30, 1999 to income of $2.6 million for the quarter ended June 30, 2000. In addition, EBITDA increased $3.4 million, or 53.2%, from $6.4 million for the quarter ended June 30, 1999 to $9.7 million for the quarter ending June 30, 2000. Higher operating income and EBITDA resulted primarily from growth in core business and increased revenues generated by new projects commenced in 2000, along with the elimination of the losses reflected in the prior year with the sale of the common stock of POL to Law.com in July 1999 and the sale of the business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT in March 2000, partially offset by higher operating costs and expenses primarily from the 1999 and 2000 initiatives and expansion in the core business units. Excluding the results from Internet services and the new initiatives in 1999, revenues increased $7.2 million, or 21.5%, from $33.4 million for the quarter ended June 30, 1999 to $40.6 million for the quarter ended June 30, 2000. In addition, excluding the results from Internet services and the new initiatives in 1999, EBITDA also increased $1.9 million, or 22.4%, from $8.5 million for the quarter June 30, 1999 to $10.4 million for the quarter ended June 30, 2000.

         REVENUES. Advertising revenues increased $3.8 million, or 19.7%, from $19.4 million for the quarter ended June 30, 1999 to $23.2 million for the quarter ended June 30, 2000. All categories of advertising contributed to this increase in revenues. The greatest contributions were display, classified and law firm advertising, which increased 31%, 25% and 24%, respectively, reflecting new publications during 2000 along with greater volume due to increased sales efforts.

         Subscription revenues were $6.0 million for the quarter ended June 30, 1999, equal to the $6.0 million in subscription revenues for the quarter ended June 30, 2000. Subscriptions for both periodicals and newsletters were flat during these periods. The restructuring of the Company's weekly newsletter division in early 2000 partially contributed to the lack of growth in newsletter subscriptions.

         Revenues from ancillary products and services increased $3.3 million, or 41.2%, from $8.1 million for the quarter ended June 30, 1999 to $11.4 million for the quarter ended June 30, 2000. Increased revenues primarily resulted from higher licensing and royalty fees along with higher revenues from trade shows, seminars, new books and additional updates released for existing books. These increases were partially offset by a decrease in information services revenue, due to the sale of the common stock of POL to Law.com in the third quarter of 1999.

         Revenues from Internet services totaled $0.5 million for the quarter ended June 30, 1999. The Company did not record any revenues from Internet services during the second quarter of 2000 as a result of the sale of the common stock of POL to Law.com in the third quarter of 1999.

         OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $3.8 million, or 10.9%, from $34.3 million for the quarter ended June 30, 1999 to $38.1 million for the quarter ended June 30, 2000. This increase primarily resulted from operating costs and expenses related to new projects commenced in 2000 and higher costs and expenses from initiatives that had been started during 1999, along with higher costs and expenses in all categories due to increased growth in revenues. These increased costs were partially offset by lower operating costs and expenses resulting from the sale of the common stock of POL to Law.com during the third quarter of 1999 and the sale of the business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT during the first quarter of 2000.

         Editorial expenses increased $0.7 million, or 13.7%, from $5.3 million for the quarter ended June 30, 1999 to $6.0 million for the quarter ended June 30, 2000. The increase primarily resulted from an increase of $0.5 million in editorial salaries and an increase in $0.2 million in art expenses resulting from the Company's new projects commenced in 2000 along with increases to existing publications of $1.1 million, partially offset by a reduction of $0.4 million of costs resulting from the sale of the business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT during the first quarter of 2000.

         Production and distribution expenses increased $0.7 million, or 9.3%, from $7.2 million for the quarter ended June 30, 1999 to $7.9 million for the quarter ended June 30, 2000. The increase resulted primarily from costs related to new projects commenced in 2000 and increased expenses incurred in the core business units, which was partially offset by the elimination of production and distribution expenses resulting from the sale of the common stock of POL to Law.com during the third quarter of 1999.

          Selling expenses increased $1.8 million, or 29.6%, from $5.9 million for the quarter ended June 30, 1999 to $7.7 million for the quarter ended June 30, 2000. The increase was primarily attributable to increased marketing costs as well as increased display and classified advertising costs relating to growth in revenue.

         General and administrative expenses increased $1.7 million, or 22.0%, from $7.7 million for the quarter ended June 30, 1999 to $9.4 million for the quarter ended June 30, 2000. This increase resulted primarily from increased staffing levels, facilities, legal and consulting costs for the various 1999 new initiatives and new projects commenced in 2000.

         Internet services expenses decreased $1.6 million for the quarter ended June 30, 1999 to zero for the quarter ended June 30, 2000 as a result of the sale of the common stock of POL to Law.com during July 1999.

         Depreciation and amortization increased $0.4 million, or 6.9%, from $6.7 million for the quarter ended June 30, 1999 to $7.1 million for the quarter ended June 30, 2000. This was due primarily to the increase in capital expenditures throughout 1999 and for the six months ended June 30, 2000 for the upgrade and purchase of new computer equipment and systems throughout the Company and for capitalized improvements and furnishings in existing and new facilities to support the 1999 new initiatives and new projects commenced during 2000 and the Company's core growth.

         OPERATING INCOME. As a result of the above factors, operating income increased $2.9 million, from a loss of $0.3 million for the quarter ended June 30, 1999 to a profit of $2.6 million for the quarter ended June 30, 2000. In addition, EBITDA increased $3.4 million, or 53.2%, from $6.4 million for the quarter ended June 30, 1999 to $9.7 million for the quarter ending June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL EXPENDITURES. Capital expenditures decreased $1.5 million, or 28.9%, from $5.0 million for the six months ended June 30, 1999 to $3.5 million for the six months ended June 30, 2000. The capital expenditures for the 1999 period included higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and facilities along with upgrades to existing systems.

         NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $5.8 million for the six months ended June 30, 2000, primarily resulting from a net loss of $12.4 million, and an increase in accounts receivable of $5.6 million, which was partially offset by depreciation and amortization of $14.3 million.

         NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2000, resulting from the sale of the business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT to The Deal, L.L.C. for $7.5 million in cash and the payment by The Deal, L.L.C. of operating losses incurred in March 2000 equal to $1.68 million. This cash inflow was partially offset by the purchase of substantially all of the assets and certain of the liabilities of Moran during the second quarter of 2000 along with cash used for capital expenditures of $3.5 million during the six months ended June 30, 2000.

                  NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2000 due to a net drawdown of $2.0 million of borrowings under the Company's Revolving Credit Facility and $2.7 million for accretion of interest on senior discount notes.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         10.8 Amendment No. 2 to 345 Park Avenue South Lease
         27.1 Financial Data Schedule for American Lawyer Media Holdings, Inc.

         (b)  Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         AMERICAN LAWYER MEDIA HOLDINGS, INC.


                     August 11, 2000 /s/ WILLIAM L. POLLAK
                                     ------------------------------------------
                                                William L. Pollak
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

                     August 11, 2000 /s/ LESLYE G. KATZ
                                     ------------------------------------------
                                                   Leslye G. Katz
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER