Form 10-K
period 2000-12-31
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2001-04-02
CIK 1059496

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 333-50119

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3980412
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     As of March 30, 2001, 1,200,000 shares of Common Stock, par value $.01 per share, were outstanding, the majority of which were held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               SEE EXHIBIT INDEX

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     This report contains forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including without limitation, (i) general economic conditions and developments in the legal services industry or the publishing industry, (ii) product demand and pricing,
(iii) the success of new initiatives, (iv) increased competition with respect to services the Company provides and for advertising and subscription revenue, and
(v) sufficiency of cash flow to fund the Company's operations.

OVERVIEW

     The Company is a holding company, the principal asset of which consists of all of the outstanding capital stock of ALM. The Company publishes 23 periodicals, including several leading national periodicals and regional publications serving four of the five largest state legal markets. The Company's nationally-recognized periodicals include The American Lawyer, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and The National Law Journal, the nation's largest selling legal newspaper, which covers the law, lawyers and litigation. The Company's regional publications are led by the New York Law Journal, a daily publication, which has the largest paid circulation of any regional legal newspaper in the United States. In addition, the Company publishes six other daily newspapers serving Atlanta, Philadelphia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as seven weekly newspapers serving New Jersey, Massachusetts, Delaware, Texas, Washington, D.C., Connecticut and Pennsylvania.

     In addition to the periodicals referred to above, the company publishes Corporate Counsel, a leading magazine for corporate in-house attorneys, Law Technology News and AmLaw Tech, two leading legal technology magazines, as well as IP Worldwide, a leading specialty magazine focusing on intellectual property.

     The Company also creates and packages information for attorneys and business professionals. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 31 newsletters and 115 books on topics of national and regional interest. The Company also publishes various directories used by legal professionals.

     The Company, under its LegalTech trademark, is a leading producer of trade shows and conferences relating to law practice technology. In addition, the Company organizes and sponsors numerous professional seminars that cover issues of current legal interest.

     The Company has recently introduced a jury verdict division, which is dedicated to researching and reporting verdicts and settlements nationwide. Formed via the acquisitions of three of the nation's premier regional verdict reporting companies, Blue Sheet of Texas (December 1999), Moran Publishing Company of New York (May 2000) and Haslam Publications of California (January
2001), the division publishes a series of weekly and monthly newsletters, along with various indices and ancillary products, and fields more than 20,000 requests annually for verdict and settlement research.

     The Company derives its revenues principally from advertising and subscriptions, with additional revenues generated from its ancillary products and services, which include its newsletters, books, LegalTech and seminars divisions. For the twelve months ended December 31, 2000, approximately 57% of the Company's revenues were from advertising, 15% were from subscriptions, and 28% were from ancillary products and services.

     In 1999, the Company sold its Internet business to Law.com, Inc. ("Law.com"), the holding company for a leading Internet destination for legal information, e-commerce and e-services. As part of the sale, ALM entered into a license agreement with Law.com, which provides for an exclusive license to Law.com (subject to certain exceptions) of digital and electronic distribution rights to all of the Company's content through 2004.

PRODUCT LINES

     Periodicals. The Company's newspaper and magazine business publishes 23 national, regional and local periodicals that serve legal and business professionals. The Company's periodicals have a combined circulation of approximately 300,000. The subscription renewal rate for the Company's periodicals averages approximately 80%.

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

     As of December 31, 2000, the Company published fifteen daily and weekly newspapers including The National Law Journal, the leading national legal newspaper in the United States, and the New York Law Journal, which has the largest paid circulation of any regional legal newspaper in the United States. In the aggregate, the Company's newspapers serve ten state markets, including New York, New Jersey, Pennsylvania, Delaware, Georgia, Florida, Texas, California, Connecticut and Massachusetts, and the District of Columbia, which cover approximately 50% of all active attorneys in the United States. Each of the Company's regional newspapers has a significant presence in its respective market. The Company's regional newspapers also publish a wide range of supplements on various practice specialties. In addition, several of the Company's regional newspapers publish local editions of their papers.

     The following table sets forth information regarding the Company's newspapers:

                                   NEWSPAPERS

                                                                                           ESTIMATED
                                                           YEAR OF         TOTAL             TOTAL
TITLE                                     MARKET           FOUNDING    CIRCULATION(1)    READERSHIP(2)
- -----                               -------------------    --------    --------------    -------------
WEEKLY NEWSPAPERS
The National Law Journal..........  National                 1979          32,000           134,400
New Jersey Law Journal............  New Jersey               1878          10,960            59,300
Texas Lawyer......................  Texas                    1985          10,000            65,000
Legal Times.......................  Washington, D.C. ..      1978          11,000            65,000
The Connecticut Law Tribune.......  Connecticut              1974           3,200            16,000
Delaware Law Weekly...............  Delaware                 1998           1,000             2,000
Pennsylvania Law Weekly...........  Pennsylvania             1977           2,780            15,000
Western Massachusetts Law
  Tribune.........................  Massachusetts            2000           2,700             4,000

                                                                                           ESTIMATED
                                                           YEAR OF         TOTAL             TOTAL
TITLE                                     MARKET           FOUNDING    CIRCULATION(1)    READERSHIP(2)
- -----                               -------------------    --------    --------------    -------------
DAILY NEWSPAPERS
New York Law Journal..............  New York                 1888          16,854           130,000
The Recorder......................  Northern California      1876           8,250            20,000
The Legal Intelligencer...........  Pennsylvania             1843           3,200            19,525
Fulton County Daily Report........  Georgia                  1890           5,864            17,592
Miami Daily Business Review.......  South Florida            1926           4,738            18,147
Broward Daily Business Review.....  South Florida            1965           2,446             9,368
Palm Beach Daily Business
  Review..........................  South Florida            1978           1,786             6,840

- ---------------
(1) References in the table above to the Company's total circulation include total paid and free circulation.

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

     The Company's other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. The Company's specialty legal magazines include Corporate Counsel, one of the nation's most widely circulated magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP Worldwide, which covers developments in intellectual property law. The Company also publishes two leading technology magazines targeted to the legal community, AmLaw Tech and Law Technology News, which focus on information technology and its applications to the practice of law. AmLaw Tech is targeted toward partners at law firms with purchase-making authority and is distributed to all readers of The American Lawyer, while Law Technology News is targeted toward attorneys and information services departments in law offices. The Company also publishes L magazine, a law and lifestyle publication for law students and, in 2000, introduced New York Lawyer, a law and lifestyle publication geared to young lawyers in the New York metropolitan area.

     The Company publishes the following eight magazines:

                                   MAGAZINES

                                                                                         ESTIMATED
                                    YEAR OF                              TOTAL             TOTAL
TITLE                               FOUNDING        FREQUENCY        CIRCULATION(1)    READERSHIP(2)
- -----                               --------    -----------------    --------------    -------------
The American Lawyer...............    1979      12 times per year        14,500           131,950
AmLaw Tech........................    1996       4 times per year        14,500           131,950(3)
Corporate Counsel.................    1994      12 times per year        30,000           129,000
IP Worldwide......................    1995       6 times per year        11,000            22,000(4)
Law Technology News...............    1994      14 times per year        47,000            94,000(4)
L.................................    1999       6 times per year        55,000           110,000(4)
New York Lawyer...................    2000       5 times per year        25,000            50,000(4)
Florida Lawyer....................    2000      12 times per year        14,000            28,000(4)

- ---------------
(1) References in the table above to the Company's total circulation include total paid and free circulation.

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

     Newsletters. The Company's newsletter division publishes 31 newsletters that cover specialized legal practice areas. Circulation for the Company's newsletters ranges from approximately 250 to 2,000, with an average circulation of over 600. The total number of paid subscribers for all newsletters was approximately 16,480 as of December 31, 2000. The following table sets forth a list of the Company's newsletters as of December 31, 2000:

                                  NEWSLETTERS

Accounting for Law Firms
The Bankruptcy Strategist
Business Crimes Bulletin
Commercial Leasing Law & Strategy
The Corporate Counselor
Employment Law Strategist
Entertainment Law & Finance
Environmental Compliance and Litigation Strategy
Equipment Leasing
E-Commerce Law & Strategy
e Securities
Healthcare Fraud and Abuse
The Intellectual Property Law Strategist
The Internet Newsletter
IP Law Weekly
Law Firm Partnership & Benefits Report
LJN's Franchising Business & Law Alert
Legal Tech
Managed Care Law Strategist
Marketing for Lawyers
The Matrimonial Strategist
Medical Malpractice Law & Strategy
New York Employment Law & Practice
New York Family Law Monthly
New York Real Estate Law Reporter
Patent Strategy & Management
Pharmaceutical & Medical Device Laws Bulletin
Practice Development for Solos and Small Firms
Product Liability Law & Strategy
Shopping Center Law Report
Start-Up & Emerging Companies Strategist

     Books. The Company currently publishes 115 books on a broad array of legal topics. These books generally focus on practical legal subjects that arise in the daily professional lives of lawyers. Most of the Company's books are updated once or twice per year with inserts to keep the material current. The Company focuses on publishing books that cover particularly dynamic areas of law that lend themselves to frequent supplementation.

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

                                     BOOKS

State and Local Subjects

2000 Dallas County Bench Book (Texas)
2000 Harris County Bench Book (Texas)
2000-2001 Texas Criminal Codes and Rules,
  Annotated
2001 Pennsylvania Tax Handbook
Better than Prison Food (Texas)
Duty to Defend: An Insurance Guide (Texas)
Encyclopedia of New Jersey Causes of Action
Georgia Bench Book
Insurance Bad Faith in Pennsylvania
Marketing and Maintaining a Family Law   Mediation
Practice

New Jersey Brownfields Law
New Jersey Business Litigation
New Jersey Employment Law
New Jersey Federal Civil Procedure
New Jersey Insurance Law
New Jersey Product Liability Law
New York County Bench Book 2000
Pennsylvania Court Rules
Pennsylvania District and County Reports
Representing Clients in Mediation
The 1999 Medical Malpractice Yearbook
The 1999 Motor Vehicle Yearbook

National Subjects

A Practical Guide to Equal Employment
  Opportunity
A Practical Guide to the Occupational Safety
  and Health Act
Acquisitions Under the Hart-Scott-Rodino   Antitrust
Improvements Act
All About Cable
Alternative Dispute Resolution in the Work   Place
Anatomy of a Merger: Strategies and   Techniques for
Negotiating Corporate
Acquisitions
Antitrust Basics
Antitrust: An Economic Approach
Business Immigration Law: Strategies for   Employing
Foreign Nationals
Changing the Situs of a Trust
Class Actions: The Law of 50 States
Communications Law and Practice
Computer Law: Drafting and Negotiating   Forms and
Agreements
Corporate Internal Investigations
Corporate Privileges and Confidential   Information
Corporate Sentencing Guidelines: Compliance   and
Mitigation
Cyber Law: Intellectual Property in the Digital
  Millennium
Directors and Officers Liability: Prevention,
  Insurance & Indemnification
Divorce, Separation and the Distribution of
  Property
Doing Business on the Internet: Forms and
  Analysis
Due Diligence in Business Transactions
Employee Benefits Law: ERISA and Beyond
Environmental Enforcement: Civil and Criminal
Environmental Law Lexicon
Environmental Regulation of Real Property
Estate Planning
Executive Compensation
Executive Stock Options and Stock Appreciation
  Rights
Federal Bank Holding Company Law
Federal Taxation of Intellectual Property Transfers
Federal Taxation of Real Estate
Federal Taxation of S Corporations
Federal Trade Commission: Law, Practice and
  Procedure
Ferrara on Insider Trading and The Wall
Franchising: Realities and Remedies
Franchising: Realities and Remedies Forms   Volume
Full Disclosure: The New Lawyers Must-Read   Career
Guide
Going Private
Grand Jury Practice
Ground Leases and Land Acquisition Contracts
Health Care Fraud: Enforcement and Compliance
Hospital Liability
"I'd Rather Do It Myself": How to Set Up Your   Own
Law Firm
Insurance Coverage Disputes
Intellectual Property Law: Commercial, Creative   and
Industrial Property
Intellectual Property Law: Damages and   Remedies
Intellectual Property Licensing: Forms and   Analysis
Internet and Online Law
Law Firm Accounting and Financial Management
Law Firm Partnership Agreements
Lawyering: A Realistic Approach to Legal   Practice
Legal Research and Law Library Management
Lender Liability and Banking Litigation
Licensing of Intellectual Property
Limited Liability Companies and Limited   Liability
Partnerships
Marketing the Law Firm: Business   Development
Techniques
Maximizing Law Firm Profitability: Hiring,   Training
and Developing Productive Lawyers
Merit Systems Protection Board: Rights and   Remedies
Modern Visual Evidence
Multimedia Law: Forms and Analysis
Negotiated Acquisitions of Companies,   Subsidiaries
and Divisions
Negotiating and Drafting Office Leases

Partnership and Joint Venture Agreements
Private Equity Funds: Business Structure &
  Operations
Private Real Estate Syndications
Product Liability
Product Liability: Winning Strategies and
  Techniques
Products Liability: Recreation and Sports   Equipment
Raoul Felder's Encyclopedia of Matrimonial   Clauses
Real Estate Financing
Reorganizations under Chapter 11 of the
  Bankruptcy Code
Representing High-Tech Companies
RICO: Civil and Criminal, Law and Strategy
Savings Institutions: Mergers, Acquisitions and
  Conversions
Securities Practice and Electronic Technology
Securities Regulation: Liabilities and Remedies
Securitizations: Legal and Regulatory Issues
Sex Discrimination and Sexual Harassment in the
  Work Place
Shareholder Derivative Litigation: Besieging the
  Board
Shopping Center and Store Leases
Start-Up and Emerging Companies: Planning,
  Financing and Operating the Successful
  Business
State Antitrust Law
Structured Settlements and Periodic Payment
  Judgments
Takeovers and Freezeouts
Tax Aspects of Divorce and Separation
The Contingent Workforce: Business and Legal
  Strategies
The Law and Practice of Secured Transactions:
  Working with Article 9
The Preparation and Trial of Medical Malpractice
  Cases
Trade Secrets
Travel Law
Use of Statistics in Equal Employment   Opportunity
Litigation
White Collar Crime: Business and Regulatory
  Offenses
Winning Attorney's Fees from the U.S.
  Government

     Trade Shows and Seminars. Under its LegalTech tradename, the Company produces conferences and exhibitions relating to law practice technology in New York, Los Angeles, Chicago, Toronto, Canada and London, England. In 2001, the Company plans to produce additional LegalTech shows in Birmingham, England, New Orleans and San Francisco as well as an accountancy show in Birmingham, England. The conferences are generally two-day events that include vendor exhibits, a CLE conference program, and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators, managing partners, litigation support and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. The Company conducts a number of seminars for lawyers and other professionals in related fields. The Company's seminars complement its other products and services both by serving as powerful marketing vehicles for the Company's existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce the Company to lawyers who may subsequently write articles or books for the Company. The following table sets forth the seminars and trade shows held in 2000:

                                    SEMINARS

Acquisitions Of Subsidiaries, Divisions and   Private
Companies
Advanced Medical Malpractice Techniques
American Lawyer Leadership Summit
Civil Litigation -- A View From the Bench and   the
Bar
CLE for Breakfast: Ethics and the Modern
  Law Firm -- The Internet Effect, Part I
CLE for Breakfast: Ethics and the Modern   Law
Firm -- The Internet Effect Part II
Computer Law -- The Master Class
Counselling Start-up and Emerging Companies
Distribution and Dealer Termination
E-Commerce -- Legal and Business Aspects
Equity Stakes
Ethical Challenges in Maximizing Revenue
Ethics in Aggressive Litigation
General Counsel Conference
Internet -- Three P's
Knowledge Management

Negotiating Contracts in the Entertainment   Industry
Negotiating Corporate Acquisitions
Negotiating Joint Ventures and Strategic
  Alliances
Negotiating the Modern Lease
Patent Strategy and Management
Private Equity
Trial of Breast Cancer Case
Trying Your Case to Win

                                  TRADE SHOWS

LegalTech New York (January)
LegalTech Los Angeles
LegalTech New York (September)
LegalTech Chicago
LegalTech Toronto
LegalTech London

     Jury Verdicts. The jury verdict division is dedicated to researching and reporting verdicts and settlements nationwide. Formed via the acquisition of three of the nation's premier regional verdict reporting companies, Blue Sheet of Texas (December 1999), Moran Publishing Company of New York (May 2000) and Haslam Publications of California (January 2001), the division publishes a series of weekly and monthly newsletters, along with various indices and ancillary products, and fields more than 20,000 requests annually for verdict and settlement research. The division distributes a roster of weekly, monthly, quarterly and annual publications, with circulation ranging from 500 to 2,500, including:

New York Jury Verdict Reporter
Judicial Review of Damages (New York)
New York Medical Malpractice
New York Citator Series (Tort, Civil Motions,
  Matrimonial, Criminal)
Blue Sheet of Texas
Blue Sheet of New Mexico
Blue Sheet of Oklahoma
Blue Sheet of Kansas/Missouri
Texas Medical Malpractice
Texas Commercial Litigation
Jury Verdicts Weekly (California)
Verdictum Juris (California)
Tri-Service (California)
Tri-Service, Settlements (California)
Trial Trends (California)
O'Brien's Evaluator
Verdicts on Disk
Legal Expert Pages

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

INTELLECTUAL PROPERTY

     The Company owns a number of registered and unregistered trademarks for use in connection with its business, including trademarks in the titles of its major periodicals such as The American Lawyer, Corporate Counsel, The National Law Journal and New York Law Journal. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations with the United States Patent and Trademark Office.

     The Company approaches copyright ownership with respect to its publications in the same manner as is generally customary within the publishing industry. Consequently, the Company owns the copyright to all of its newspapers, magazines and newsletters, as compilations, and also owns the copyright to most of its books. With respect to the specific articles in its publications, the Company generally obtains the assignment of all right, title and interest in original materials created by the Company's full-time journalists and editors as well as by paid contributors. For articles authored by outside contributors, the Company obtains either all right, title and interest in the article or the exclusive "first-time publication" and non-exclusive republication rights. Judicial opinions, court schedules and docketing information are provided to the Company directly by the courts, on a non-exclusive basis, and is public information. In connection with the sale of the Company's Internet business to Law.com, the Company entered into an exclusive content license with Law.com (subject to certain exceptions) which grants Law.com the right to publish in electronic or digital format all Company content. The license runs through 2004.

     The Company licenses the content of certain of its publications and forms to third parties, including West Publishing Company and LEXIS/NEXIS, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. After the expiration of their initial terms (the latest of which is November 2001 and May 2002, respectively), the licenses automatically renew, subject to either party's right to terminate at the end of each subsequent term.

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

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2000, the Company employed approximately 908 full-time and part-time employees, 21 of whom are subject to a single collective bargaining agreement. Subject to the following, the Company believes that its relations with its employees are satisfactory.

     On December 5, 2000, New York Typographical Union No. 6, CWA Local 14156, AFL-CIO (the "Union"), filed with the National Labor Relations Board ("NLRB"), Region 2, a petition for certification as the collective bargaining representative of certain employees of the Company at The New York Law Journal. Hearings on the Union's petition were held at the NLRB and post-hearing briefs were filed. A decision on the unit and a direction of election is expected sometime in the Spring of 2001. In addition to the petition, the Union filed an unfair labor practice charge alleging discriminatory enforcement of the Company's no-solicitation rule against certain employees who were circulating a petition relating to the ongoing union representation process. The charge is under investigation by the Regional Office of the NLRB.

SIGNIFICANT TRANSACTIONS

     Discontinuation of Weekly Newsletters. In 2000, the Company discontinued publication of all six of its weekly newsletters.

     Sale of the Business of The Daily Deal and Corporate Control Alert.   On
March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C. (formerly TDD, L.L.C.), a newly formed limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as the Company. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the "Preferred Membership Interest"). In addition, the Purchaser paid the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. The Preferred

Membership Interest accrues at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital including the Preferred Membership Interest issued by the Purchaser. Due to the nature of the transaction, the Company has fully reserved against the Preferred Membership Interest from inception to the dividend date in other assets on the Balance Sheet. Veronis, Suhler & Associates, a New York-based investment bank, provided a valuation on the assets involved in the transaction.

     Moran Acquisition. On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

RECENT DEVELOPMENTS

     Haslam Acquisition. On January 31, 2001, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications ("Haslam"). Haslam is the leading publisher of jury verdict and settlement research data in California.

ITEM 2.  PROPERTIES

     The Company operates from various locations throughout the United States. Its corporate headquarters are based in New York. Information relating to the Company's corporate headquarters and other significant regional offices which are owned or leased is set forth in the following table:

STREET ADDRESS                          CITY/STATE        SQUARE FOOTAGE   LEASE EXPIRATION
- --------------                      -------------------   --------------   ----------------
345 Park Avenue South.............     New York, NY           66,000         Sept. 2008
105 Madison Avenue................     New York, NY           37,500         Sept. 2008
238 Mulberry Street...............      Newark, NJ             7,022          Dec. 2006
10 United Nations Plaza...........   San Francisco, CA        14,632         Sept. 2009
800 Wilshire Blvd.................    Los Angeles, CA          2,624          May 2004
900 Jackson Street................      Dallas, TX            10,190          Dec. 2003
1010 Brazos.......................      Austin, TX             1,300          June 2004
7000 Regency Square, Suites
  242-243.........................      Houston, TX             3000          June 2004
190 Pryor Street, S.W.............      Atlanta, GA           20,000            Owned
1730 M Street, N.W................   Washington, D.C.         11,113          Mar. 2002
1730 K Street.....................   Washington, D.C.          5,782          Mar. 2001
1 Post Road.......................     Fairfield, CT           6,520          Dec. 2001
363 Main Street...................     Hartford, CT              414          Dec. 2001
1 S.E. Third Avenue...............       Miami, FL            19,742         Sept. 2004
150 N.E. 7th Street...............       Miami, FL            29,461         Sept. 2004
633 South Andrews Avenue..........  Fort Lauderdale, FL        3,408          Jan. 2003
330 Clematis Street...............   W. Palm Beach, FL         2,927          Jan. 2004
901 Market Street.................    Wilmington, DE           1,089          Aug. 2001
1617 JFK Blvd.....................   Philadelphia, PA         13,783          Oct. 2009
222 Friend Street.................      Boston, MA             1,533          Dec. 2002
199-203 Ann Street................     Hartford, CT            5,285         Sept. 2005
15950 Bernardo Center Drive.......     San Diego, CA           3,620          May 2003

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

     The majority of the Company's common stock is owned by U.S. Equity Partners, L.P. and its affiliates. There is no public trading market for the Company's common stock.

     The Company has never paid any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     In August 1997, U.S. Equity Partners, L.P. and its affiliates and certain other investors controlled by or managed by WP Management Partners, LLC, the merchant banking arm of Dresdner Kleinwort Wasserstein Group, Inc. (formerly known as Wasserstein Perella Group, Inc.) (the "Investors"), through the Company, acquired substantially all of the assets and assumed certain of the liabilities related to American Lawyer Media, L.P. (the "ALM Acquisition"), and in December 1997, the Company acquired all of the issued and outstanding capital stock of National Law Publishing Company, Inc. (the "NLP Acquisition"). The ALM Acquisition and the NLP Acquisition (collectively, the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of American Lawyer Media, L.P. have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of National Law Publishing Company have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the acquisition date.

     The following tables present selected historical financial information (i) for American Lawyer Media, L.P. and its subsidiaries ("Old ALM"), as of and for the year ended December 31, 1996, (ii) for National Law Publishing Company, Inc. and its subsidiaries ("NLP"), as of and for the year ended December 31, 1996,
(iii) for Old ALM, as of and for the seven months ended July 31, 1997, (iv) for the Company, as of and for the five months ended December 31, 1997 and the years ended December 31, 1998, 1999 and 2000, and (v) for NLP, as of and for the period from January 1, 1997 through December 21, 1997. The financial data for the Company, as of and for the five months ended December 31, 1997 and the years ended December 31, 1998, 1999 and 2000, and the financial data for Old ALM for the year ended December 31, 1996 and the seven months ended July 31, 1997 were derived from financial statements audited by Arthur Andersen LLP. The financial data for NLP as of and for the period from January 1, 1997 through December 21, 1997 were derived from financial statements audited by Arthur Andersen LLP and financial data for NLP for the year ended December 31, 1996 were derived from financial statements audited by Leslie Sufrin and Company, P.C. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere in this Report. See "Index to Financial Statements."

                          AMERICAN LAWYER MEDIA, L.P.
                    AND AMERICAN LAWYER MEDIA HOLDINGS, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                               PREDECESSOR                     AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                       ---------------------------   ---------------------------------------------------------
                                          TWELVE         SEVEN           FIVE          TWELVE         TWELVE         TWELVE
                                       MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                       DECEMBER 31,     JULY 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           1996           1997           1997           1998           1999           2000
                                       ------------   ------------   ------------   ------------   ------------   ------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising......................    $26,659        $18,146        $ 13,410       $ 67,510       $ 75,887       $ 88,230
    Subscription.....................     11,304          6,719           5,260         23,172         23,570         23,407
  Ancillary products and services....      8,467          4,532           4,142         28,208         31,791         42,876
  Internet services..................      5,474          2,148           1,162          2,639          1,244             --
                                         -------        -------        --------       --------       --------       --------
        Total revenues...............     51,904         31,545          23,974        121,529        132,492        154,513
                                         -------        -------        --------       --------       --------       --------
Operating costs and expenses:
Editorial............................      7,141          4,023           3,323         15,523         22,940         26,199
Production and distribution..........     12,469          6,919           5,766         26,266         29,821         32,436
Selling..............................      7,479          4,640           3,656         19,002         27,806         32,325
General and administrative...........     16,829          9,531           7,145         30,012         32,136         38,815
Internet services....................     11,886          6,464           2,988          4,667          3,313             --
Depreciation and amortization........      2,488          1,590           3,273         26,302         27,298         28,415
Shutdown of ALM Internet services....         --             --           3,000             --             --             --
                                         -------        -------        --------       --------       --------       --------
        Total operating costs and
          expenses...................     58,292         33,167          29,151        121,772        143,314        158,190
                                         -------        -------        --------       --------       --------       --------
Operating loss.......................     (6,388)        (1,622)         (5,177)          (243)       (10,822)        (3,677)
Interest expense.....................     (1,972)        (1,420)         (2,534)       (22,916)       (24,093)       (25,229)
Other income(expense)................         --             --              --             --            187           (523)
Benefit for income tax...............         --             --              --          3,403          3,078          7,796
                                         -------        -------        --------       --------       --------       --------
Loss before minority interest........     (8,360)        (3,042)         (7,711)       (19,756)       (31,650)       (21,633)
Minority interest....................        172             --              --             --             --             --
                                         -------        -------        --------       --------       --------       --------
Net loss.............................    $(8,188)       $(3,042)       $ (7,711)      $(19,756)      $(31,650)      $(21,633)
                                         =======        =======        ========       ========       ========       ========
BALANCE SHEET DATA:
(At end of period)
Working deficit......................    $(7,009)       $(5,895)       $ (8,322)      $(14,850)      $(14,819)      $(15,510)
Total assets.........................     19,482         18,982         361,314        367,860        349,237        340,034
Long-term debt (including current
  maturities)........................     30,150         34,742         210,119        233,038        237,815        245,620
Partners' (deficit) surplus and
  stockholders' equity...............    (26,300)       (29,342)         67,289         62,533         30,619         15,728
OTHER DATA:
EBITDA:(1)
Periodicals and ancillary products
  and services.......................    $ 2,512        $ 4,284        $  2,922       $ 28,087       $ 18,544       $ 24,738
Internet services....................     (6,412)        (4,316)         (4,826)        (2,028)        (2,069)            --
                                         -------        -------        --------       --------       --------       --------
        Total........................    $(3,900)       $   (32)       $ (1,904)      $ 26,059       $ 16,475       $ 24,738
                                         =======        =======        ========       ========       ========       ========
Capital expenditures:
Periodicals and ancillary products
  and services.......................    $ 1,118        $   439        $    357       $  3,767       $ 11,196       $  5,906
Internet services....................      1,084          1,532               7            144             90             --
                                         -------        -------        --------       --------       --------       --------
        Total........................    $ 2,202        $ 1,971        $    364       $  3,911       $ 11,286       $  5,906
                                         =======        =======        ========       ========       ========       ========

- ---------------
(1) "EBITDA" is defined as income before interest, income taxes, depreciation and amortization and gain on sale of assets. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating Old ALM's and the Company's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                                              PERIOD FROM
                                                                               JANUARY 1,
                                                                                  1997
                                                               YEAR ENDED       THROUGH
                                                              DECEMBER 31,    DECEMBER 21,
                                                                  1996            1997
                                                              ------------    ------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.............................................    $ 23,319        $ 26,402
    Subscription............................................       9,759           9,504
  Ancillary products and services...........................      13,398          13,926
  Internet services.........................................         747           1,109
                                                                --------        --------
         Total revenues.....................................      47,223          50,941
                                                                --------        --------
Operating costs and expenses:
  Editorial.................................................       5,929           5,837
  Production and distribution...............................       8,679           9,872
  Selling...................................................       8,991           8,211
  General and administrative................................       8,047           8,722
  Internet services.........................................       1,704           1,657
  Depreciation and amortization.............................       7,487           7,283
  Special compensation charge...............................          --           6,926
                                                                --------        --------
         Total operating costs and expenses.................      40,837          48,508
                                                                --------        --------
Operating income............................................       6,386           2,433
Interest expense, net.......................................      (6,013)         (5,137)
Other income................................................         181              --
                                                                --------        --------
Income (loss) before income taxes...........................         554          (2,704)
         Provision for income taxes.........................      (3,007)         (2,508)
                                                                --------        --------
Net loss....................................................    $ (2,453)       $ (5,212)
                                                                ========        ========
BALANCE SHEET DATA: (at end of period)
Working deficit.............................................    $ (2,081)       $ (2,204)
Total assets................................................     147,311         139,610
Long-term debt (including current maturities)...............      70,300          59,500
Stockholders' equity........................................      63,167          64,782
OTHER DATA:
EBITDA(1):
Periodicals and ancillary products and services.............    $ 14,830        $ 10,264
Internet services...........................................        (957)           (548)
                                                                --------        --------
         Total..............................................    $ 13,873        $  9,716
                                                                ========        ========
Capital expenditures:
Periodicals and ancillary products and services.............    $    486        $    473
Internet services...........................................          26              42
                                                                --------        --------
         Total..............................................    $    512        $    515
                                                                ========        ========

- ---------------
(1) EBITDA is not a measure of performance under GAAP. Items excluded from income in calculating EBITDA are significant components in understanding and evaluating NLP's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with Selected Financial Data and the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

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

     In July 1999, the Company sold the common stock of Professional On Line, Inc., a wholly-owned subsidiary that held the Company's Internet business, to Law.com for $1 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. In December 1999, Law.com redeemed the convertible preferred stock for $3.75 million plus accrued dividends. The Company and Law.com entered into an exclusive content license (subject to certain exceptions) that grants Law.com the right to publish all Company content in electronic or digital format through 2004 as part of the transaction. Law.com is the holding company for an Internet destination for legal information, e-commerce and e-services whose stockholders include substantially all of the stockholders of the Company.

     In February 2000, the Company discontinued publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two newsletters.

     On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C. (formerly TDD, L.L.C.), a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in other assets on the Balance Sheet. The Preferred Membership Interest accrues at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid the Company $1.68 million, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000.

     On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

     On December 27, 2000, the Company consummated the acquisition of two regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd. Under the agreement, the Company has purchased rights and related assets for Solicitors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

     The following table presents the results of operations (in thousands) for the years ended December 31, 2000, 1999 and 1998.

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
OPERATING DATA:
Revenues:
  Periodicals:
     Advertising...........................................  $ 67,510    $ 75,887    $ 88,230
     Subscription..........................................    23,172      23,570      23,407
  Ancillary products and services..........................    28,208      31,791      42,876
  Internet services........................................     2,639       1,244          --
                                                             --------    --------    --------
Total revenues.............................................   121,529     132,492     154,513
                                                             --------    --------    --------
Operating costs and expenses:
Editorial..................................................    15,523      22,940      26,199
Production and distribution................................    26,266      29,821      32,436
Selling....................................................    19,002      27,806      32,325
General and administrative.................................    30,012      32,136      38,815
Internet services..........................................     4,667       3,313          --
Depreciation and amortization..............................    26,302      27,298      28,415
                                                             --------    --------    --------
Total operating costs and expenses.........................   121,772     143,314     158,190
                                                             --------    --------    --------
Operating loss.............................................  $   (243)   $(10,882)   $ (3,677)
                                                             ========    ========    ========

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     For the year ended December 31, 2000, the financial results include the acquisition of Moran in May 2000, since the date of acquisition.

     Overview. Total revenue increased $22.0 million, or 16.6%, from $132.5 million for the year ended December 31, 1999 to $154.5 million for the year ended December 31, 2000. Total operating costs and expenses increased $14.9 million, or 10.4%, from $143.3 million for the year ended December 31, 1999 to $158.2 million for the year ended December 31, 2000. As a result, the operating loss decreased $7.1 million from a loss of $10.8 million for the year ended December 31, 1999 to a loss of $3.7 million for the year ended December 31, 2000 and EBITDA increased $8.2 million, or 50.2%, from $16.5 million for the year ended December 31, 1999 to $24.7 million for the year ended December 31, 2000. The growth in revenue and EBITDA resulted from strong classified and display advertising revenue generated from several of the Company's periodicals, growth in the LegalTech tradeshow division and sales of new books and book updates in the Company's book division and increased content licensing and royalty fees from Law.com. Also contributing to EBITDA growth during 2000 was the elimination of operating losses as a result of the sale of the Company's Internet business to Law.com in 1999, the sale of the Business to The Deal, L.L.C. and the discontinuation of the Company's weekly newsletters.

     Revenues. Advertising revenues increased $12.3 million, or 16.3%, from $75.9 million for the year ended December 31, 1999 to $88.2 million for the year ended December 31, 2000. All categories of advertising grew during 2000 with the greatest growth being reflected in display and classified advertising. These two categories contributed $9.2 million, or 74.8%, of the advertising growth during 2000. Law firm, legal and directory advertising contributed to the remaining growth. Advertising revenue growth in core publications during 2000 grew $10.6 million, or 14.0%, while new publication launches and product extensions within our core publications accounted for an increase in advertising revenue of $1.9 million.

     Subscription revenue decreased $0.2 million from $23.6 million for the year ended December 31, 1999 to $23.4 million for the year ended December 31, 2000. The decline in subscription revenue in 2000 resulted primarily from slight declines in the Company's national publications which were partially offset by stronger activity in the regional publications.

     Revenue from ancillary products and services increased $11.1 million, or 34.9%, from $31.8 million for the year ended December 31, 1999 to $42.9 million for the year ended December 31, 2000. Increased revenue primarily resulted from increased content licensing fees of $5.6 million, growth of $1.0 million in sales of new books and book updates, increased revenues from the LegalTech trade shows and seminars division of $0.9 million, and increased revenue from the acquisitions of Moran in 2000 and Blue Sheet in late 1999 of $1.9 million. In addition, the custom publishing division, which commenced in 2000, accounted for $1.1 million of revenue growth with no like revenue generated in 1999. Increases in this category during 2000 were partially offset by lower information service revenue, due to the sale of the Company's Internet business in 1999 along with lower printing revenue.

     Revenue from Internet services totaled $1.2 million for the year ended December 31, 1999 with no like revenue recorded for the year ended December 31, 2000. The decrease is attributable to the sale of the Company's Internet business during the third quarter of 1999.

     Operating costs and expenses. Total operating costs and expenses increased $14.9 million, or 10.4%, from $143.3 million for the year ended December 31, 1999 to $158.2 million for the year ended December 31, 2000. Of this amount, operating costs and expenses for the Company's new projects commenced in 2000 accounted for $10.9 million of the increase. The projects, i.e., the international and database publishing initiatives, commenced in 2000 are fully reflected in the full year results while the results for 1999 had no like expense. The remaining increase in operating costs and expenses in 2000 over 1999 resulted primarily from higher core business unit costs of $8.5 million, partially offset by lower costs in 2000 resulting from the sale of the Business to The Deal, L.L.C. and the discontinuation of the weekly newsletters. Within operating costs, higher costs were realized in editorial and production, selling and general and administrative costs and depreciation and amortization. The increased costs and expenses were partially offset by the elimination of operating expense related to Internet services resulting from the sale of the common stock of the Company's Internet subsidiary during the third quarter of 1999.

     Editorial expenses increased $3.3 million, or 14.2%, from $22.9 million for the year ended December 31, 1999 to $26.2 million for the year ended December 31, 2000. Editorial expenses for new projects commenced in 2000 increased $3.6 million, while editorial expenses in the core business units increased $0.6 million. Partially offsetting these increases were lower editorial costs resulting from the sale of the Business to The Deal, L.L.C. The net increase during 2000 primarily resulted from increased art costs of $0.6 million with the balance of the increase being attributable to contributing editors, salaries and benefits primarily for new projects commenced in 2000.

     Production and distribution expenses increased $2.6 million, or 8.8%, from $29.8 million for the year ended December 31, 1999 to $32.4 million for the year ended December 31, 2000. Higher costs resulted from increased production and distribution expenses of $1.8 million in core business units and $1.8 million in new projects commenced in 2000. This was partially offset by lower costs resulting from the sale of the Business to The Deal, L.L.C. in 2000 and by the elimination of production and distribution costs resulting from the sale of the Company's Internet subsidiary during the third quarter of 1999. Higher costs primarily resulted from increased material and printing related costs along with increased trade show and seminar costs resulting from business growth. In addition, expenses related to new projects commenced in 2000 were realized with no like expense recorded in 1999.

     Selling expenses increased $4.5 million, or 16.2%, from $27.8 million for the year ended December 31, 1999 to $32.3 million for the year ended December 31, 2000. Selling expenses for new projects commenced in 2000 accounted for $1.8 million of the increase, while selling expenses in the core business units also increased $5.4 million. This was partially offset by lower costs of $2.7 million, resulting from the sale of the Business to The Deal, L.L.C. and the completion of the discontinuation of the weekly newsletters in 2000.

     General and administrative expenses increased $6.7 million, or 20.8%, from $32.1 million for the year ended December 31, 1999 to $38.8 million for the year ended December 31, 2000. General and administrative expenses for new projects commenced in 2000 accounted for $3.5 million of the increase, while expenses in the core business units also increased $3.4 million. The total increase primarily resulted from increased staffing levels, higher rent, other facilities-related costs and legal and other professional costs, resulting from the Company's growth and expansion into new markets.

     Internet services expenses totaled $3.3 million for the year ended December 31, 1999 with no like expense recorded for the year ended December 31, 2000. The elimination of Internet services expenses resulted from the sale of the Company's Internet subsidiary to Law.com during the third quarter of 1999.

     Depreciation and amortization expenses increased $1.1 million, or 4.1%, from $27.3 million for the year ended December 31, 1999 to $28.4 million for the year ended December 31, 2000. Depreciation expenses increased $1.3 million for the year ending December 31, 2000 over the same period in 1999. Partially offsetting this increase was lower goodwill and intangible asset amortization expenses recorded during 2000 primarily for the partial transfer of goodwill as part of the sale of the Company's Internet subsidiary to Law.com, Inc. Higher depreciation expense during 2000 resulted from the large capital expenditures incurred during 1999 for the upgrade and purchase of new computer equipment and systems, for capitalized improvements and furnishings in existing and new facilities to support the 1999 new initiatives along with 2000 capital expenditures for completing the installation of the advertising, editorial and billing systems, investments in database capabilities to drive future growth and minor renovations in the corporate offices.

     Operating loss. As a result of the above factors, the operating loss narrowed $7.1 million from a $10.8 million loss for the year ended December 31, 1999 to a $3.7 million loss for the year ended December 31, 2000. In addition, EBITDA increased $8.3 million, or 50.2%, from $16.5 million for the year ended December 31, 1999 to $24.7 million for the year ended December 31, 2000.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     For the year ended December 31, 1998, the financial results include the acquisitions of LegalTech and LCL as well as the acquisition of a regional publication entitled Delaware Law Monthly (the "Delaware Acquisition"), since their respective acquisition dates.

     Overview. Net revenues increased by $11.0 million, or 9.0%, from $121.5 million for the year ended December 31, 1998 to $132.5 million for the year ended December 31, 1999. Total operating costs and expenses increased $21.5 million, or 17.7%, from $121.8 million for the year ended December 31, 1998 to $143.3 million for the year ended December 31, 1999 due primarily to new initiatives launched by the Company during 1999. These initiatives included the launch of The Daily Deal, a daily publication and Web site that focuses on international deals and the deal-making community of bankers, accountants, lawyers, venture capitalists and business professionals, and a new high-end newsletter division, which published six weekly newsletters focusing on various legal topics during 1999. As a result, the operating loss increased $10.6 million from a loss of $0.2 million for the year ended December 31, 1998 to a loss of $10.8 million for the year ended December 31, 1999 and EBITDA decreased $9.6 million, or 36.8%, from $26.1 million for the year ended December 31, 1998 to $16.5 million for the year ended December 31, 1999. Internet services revenues decreased $1.4 million, or 52.9%, from $2.6 million for the year ended December 31, 1998 to $1.2 million for the year ended December 31, 1999. Internet services expenses decreased $1.4 million, or 29.0%, from $4.7 million for the year ended December 31, 1998 to $3.3 million for the year ended December 31, 1999. The reduction in Internet services revenues and expenses in 1999 was due to the sale of the Company's Internet business to Law.com during the third quarter of 1999. Excluding the Internet services business and new initiatives, net revenues increased $11.6 million, or 9.8%, from $118.9 million for the year ended December 31, 1998 to $130.5 million for the year ended December 31, 1999. In addition, excluding the Internet services business and new initiatives, EBITDA also increased $0.9 million or 3.4% from $28.1 million at December 31, 1998 to $29.0 million at December 31, 1999.

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

     Production and distribution expenses increased $3.6 million, or 13.5%, from $26.3 million for the year ended December 31, 1998 to $29.8 million for the year ended December 31, 1999. The acquisition of LCL and LegalTech increased expenses by $1.3 million and the new initiatives launched during 1999 accounted for $1.4 million of the increase. Excluding the acquisitions of LCL and LegalTech and new initiatives, production and distribution expenses increased $0.9 million, or 3.3% over prior year costs. This increase primarily resulted from the introduction of a new publication in California, which has since been discontinued, along with higher materials costs and increased runs in an effort to increase coverage in some markets.

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

     General and administrative expenses increased $2.1 million, or 7.1%, from $30.0 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999. This increase reflects $0.7 million of costs associated with the acquisition of LCL and LegalTech. The remaining expense increase relates primarily to the launching of the new initiatives during 1999, which included increased total occupancy and other related general overhead costs.

     Internet services expenses decreased $1.4 million, or 29.0%, from $4.7 million for the year ended December 31, 1998 to $3.3 million for the year ended December 31, 1999. This decrease is attributable to the sale of the Company's Internet business to Law.com during the third quarter of 1999.

     Depreciation and amortization expenses increased $1.0 million, or 3.8%, from $26.3 million for the year ended December 31, 1998 to $27.3 million for the year ended December 31, 1999. An increase in amortization of goodwill during 1999 was due to the acquisitions of LCL and LegalTech during early 1998. The increase in depreciation during 1999 was due to increased capital expenditures in 1999 for new and upgraded systems in order to ensure Year 2000 compliance and to replace outdated systems with new systems and facilities to support the new initiatives and the Company's core growth.

     Operating loss. As a result of the above factors, the operating loss increased $10.6 million from a $0.2 million loss for the year ended December 31, 1998 to a $10.8 million loss for the year ended December 31, 1999. EBITDA decreased $9.6 million, or 36.8%, from $26.1 million for the year ended December 31, 1998 to $16.5 million for the year ended December 31, 1999. Excluding the Internet services business and new initiatives EBITDA increased 0.9 million, or 3.4% from $28.1 million at December 31, 1998 to $29.0 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures. Capital expenditures totaled $5.9 million for the year ended December 31, 2000. Capital expenditures for 2000 included $0.4 million attributable to the Business during the first quarter of 2000, prior to its sale. Computer system enhancements and development for existing businesses and new initiatives accounted for $5.0 million of the expenditures with the remaining $0.9 million attributed to leasehold improvements and furnishings for existing facilities. The computer system enhancements included upgrading the editorial and advertising systems along with database developments for existing businesses and new initiatives.

     Net cash used in operating activities. Net cash used by operating activities was $4.0 million for the year ended December 31, 2000, which reflects depreciation and amortization of $28.4 million, an increase in accounts payable of $1.3 million, deferred income of $0.9 million, and non-cash interest recorded during 2000 of $1.0 million, offset by a net loss of $21.6 million, an increase in accounts receivable and inventories of $2.6 million, a decrease in accrued expenses and interest of $1.3 million, a decrease in other non-current liabilities of $7.6 million, an increase in other assets of $1.2 million and an increase in other current assets of $1.2 million.

     Net cash used in investing activities. Net cash used in investing activities was $3.2 million for the year ended December 31, 2000, primarily resulting from capital expenditures of $5.9 million and the Company's acquisitions during 2000 totaling $6.5 million. This cash outflow was partly offset by the sale of the Business for $7.5 million in cash and the additional cash payment of $1.68 million, an amount equal to operating losses incurred in March 2000.

     Net cash provided by financing activities. Net cash provided by financing activities totaled $7.8 million for the year ended December 31, 2000, which reflects a net drawdown of $2.2 million under the Revolving Credit Facility and the accretion of interest on the Company's senior discount notes of $5.6 million.

     Working Capital. The Company traditionally had favorable cash flow characteristics resulting from its high level of advance payments by subscribers, low working capital investment, minimal capital expenditure needs, predictable cost structure and high margins. Because cash receipts associated with subscriptions are received toward the beginning of a subscription cycle, the Company's periodicals business requires minimal investment in working capital.

     During 2000, the Company incurred losses from its 1999 new initiatives totaling $6.2 million along with startup costs for its 2000 initiatives, primarily in international and directory/specialty publishing, of $1.3 million. In addition, the Company continued with its capital investment in its systems and facilities of $5.9 million. The Business was subsequently sold and the Company discontinued all six of its weekly newsletters. These factors combined to produce an unfavorable cash flow for 2000.

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

MATERIAL FINANCINGS

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

     On April 14, 1998, Holdings contributed an aggregate of $15 million to the equity capital of the Company. The proceeds of the equity contribution were used to fund acquisitions and to provide capital for internal growth. Effective March 29, 1999, Holdings and the Company amended the Revolving Credit Facility to (inter alia) limit the Company's ability to borrow in excess of $20 million under the Revolving Credit Facility until certain ratios are achieved, modify certain of the covenants and modify the interest calculation mechanism. Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of the Company's Internet business to Law.com (described below) and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, permit the proposed transaction described under Significant Transactions -- Sale of the Business of The Daily Deal and Corporate Control Alert and to increase the revolver limit described above from $20 million to $22.5 million. On January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants and to increase the borrowing limit described above from $22.5 million to $29 million upon the consummation of the Haslam acquisition. This amendment (inter alia) also limits the Company's ability to consummate additional acquisitions until certain ratios are achieved.

     Senior Notes Financing. In December 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes due 2007 (the "Notes"). The Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed on a joint and several and senior unsecured basis, by each of the Company existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company and each of the subsidiary guarantors us a wholly-owned subsidiary of the Company. Separate financial statements of, and other disclosures concerning the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Notes and management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. There are currently no contractual or regulatory restrictions limiting the ability of the subsidiary guarantors to make distributions to the Company. The Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company and Holdings have entered into a Revolving Credit Facility. Each revolving loan bears interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin". The Applicable Margin varies depending on the Company's total leverage ratio. As of March 30, 2001 the Applicable Margin was 2.0% for base rate loans and 3.0% for Eurodollar Rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds Rate plus 0.5%. The amount outstanding under the Revolving Credit Facility was $20.5 million at December 31, 2000. The interest rate at December 31, 2000 was 9.12 %. A 10% increase in the average rate, during 2000, would have increased the Company's net loss to approximately $21.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth certain information regarding each of the executive officers, directors and certain other key employees of ALM and the Company, as of March 15, 2001.

NAME                                         AGE                    POSITION
- ----                                         ---                    --------
Executive Officers, Directors and Key
  Employees of ALM and the Company
Bruce Wasserstein..........................  53    Chairman and Director
                                                   President, Chief Executive Officer and
William L. Pollak..........................  45    Director
Anup Bagaria...............................  28    Vice President and Director
Michael J. Biondi..........................  43    Director
Robert C. Clark............................  57    Director
Donald G. Drapkin..........................  53    Director
James A. Finkelstein.......................  52    Director
George L. Majoros, Jr......................  39    Director
Andrew G.T. Moore, II......................  65    Director
Jack Berkowitz.............................  54    Vice President, Strategic Planning
                                                   Vice President, Book and Newsletter
Sara Diamond...............................  42    Publishing
Stephen C. Jacobs..........................  39    Vice President, Corporate Affairs, General
                                                   Counsel and Secretary
Leslye G. Katz.............................  46    Vice President, Chief Financial Officer
Kevin Vermeulen............................  37    Vice President, Group Publisher

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

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF THE COMPANY AND ALM

     Bruce Wasserstein has served as Chairman of the Board of Directors of the Company and ALM since their founding in December 1997. He is Executive Chairman of Dresdner Kleinwort Wasserstein and Chairman of Wasserstein & Co., LP, the private merchant bank that owns the Company. Previously, he was Chairman, Chief Executive Officer and founder of Wasserstein Perella Group, Inc. ("WPG"), Chairman of the Board of Directors of Maybelline, Inc. and a Director of Collins & Aikman Corp. Before establishing WPG, Mr. Wasserstein was Co-Head of Investment Banking at The First Boston Corporation, and a Managing Director and Member of its Management Committee. Prior to joining First Boston in 1977, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore in New York City. Mr. Wasserstein graduated with honors from the University of Michigan in 1967. In 1971 he graduated from Harvard Business School as a Baker Scholar with high distinction, and earned a J.D., cum laude, from Harvard Law School. In 1972, he was a Knox Traveling Fellow at Cambridge University. Mr. Wasserstein is a member of the Council on Foreign Relations. He has served as a member of the SEC's Advisory Committee on Tender Offers, and as a member of the Visiting Committees of Harvard Law School, the University of Michigan and Columbia Journalism School. Mr. Wasserstein is also on the boards of numerous private companies.

     William L. Pollak has served as President, Chief Executive Officer and Director of the Company and ALM since their founding in December 1997. Before joining the Company, Mr. Pollak spent 16 years at the New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation.

     Anup Bagaria has served as a Vice President and Director of the Company and ALM since their founding in December 1997. He is a Managing Director of Wasserstein & Co., LP. He graduated from the Massachusetts Institute of Technology. Mr. Bagaria also serves on the board of various private companies.

     Michael J. Biondi has served as a Director of the Company and ALM since their founding in December 1997. He is Co-Head of Global Investment banking at Dresdner Kleinwort Wasserstein, as well as Co-Chairman of Dresdner Kleinwort Wasserstein, North America. Previously, Mr. Biondi was Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella & Co., Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Slate, Meagher & Flom LLP.

     Robert C. Clark has served as a Director of the Company and ALM since their founding in December 1997. He has been Dean of the Harvard Law School since 1989 and is the Royall Professor of Law. Mr. Clark is a trustee of Teachers' Insurance Annuity Association (TIAA). He is currently a Director of Collins & Aikman Corp. and of Household International, Inc.

     Donald G. Drapkin has served as a Director of the Company and ALM since their founding in December 1997. He has been a Director and Vice Chairman and Director of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Panavision, Inc., Playboy.com. Inc., Playboy Enterprises, Inc., ProxyMed, Inc., Revlon Consumer Products Corporation, Revlon, Inc., The Warnaco Group, Inc., and Weider Nutrition International, Inc. Mr. Drapkin is Chairman of WeddingChannel.com. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     James A. Finkelstein has served as a Director of the Company and ALM since their founding in December 1997. He has been President and Chief Executive Officer of JAF Communications, LLC since July 1998. Prior to that, Mr. Finkelstein served as President and Chief Executive Officer of NLP and its predecessor companies beginning in 1974. He joined the New York Law Publishing Company in 1970. He was the former publisher of the New York Law Journal and the founder and publisher of The National Law Journal. He currently serves on the Faculty of Arts and Sciences Board of Overseers at New York University.

     George L. Majoros, Jr. has served as a Director of the Company and ALM since June 5, 2000. He has been President and Chief Operating Officer of Wasserstein & Co., LP since its inception in January 2001. Prior thereto, he was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group. He joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day Reavis & Pogue since September 1986. Mr. Majoros also serves on the board of directors of numerous private companies.

     Andrew G. T. Moore, II has served as a Director of the Company and ALM since their founding in December 1997. He is a Managing Director of Dresdner Kleinwort Wasserstein, formerly Wasserstein Perella & Co., and is a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994, when he joined Wasserstein Perella & Co. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe.

     Jack Berkowitz has served as Vice President, Strategic Planning of the Company since January 1999. Prior to joining the Company, Mr. Berkowitz served as a consultant to the Company during 1998. Mr. Berkowitz is a 25 year veteran of the publishing industry. As a consultant, in addition to the Company, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., The Rockefeller Associates, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice and President of The Nation.

     Sara Diamond has served as Vice President, Book and Newsletter Publishing of the Company since September 2000. Prior to that she was Publisher of Law Journal Press, the book division of the Company, which she joined in 1992. Prior to joining the Company, Ms. Diamond served in a variety of positions at Matthew Bender & Company.

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

     Kevin Vermeulen has served as Vice President, Group Publisher of the Company since May 1999, and served as Vice President, National Advertising from 1998-1999. Prior to that he was a Vice President of Sales for NLP, which he joined in October 1992.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of the Company and ALM for the year ended December 31, 2000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and ALM during the year ended December 31, 2000. All numbers relating to option grants relate to options to purchase shares in the Company and include the effect of a 10-for-1 stock split in March 2000.

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION
                        ------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                     ---------------------------------
                                                         OTHER       RESTRICTED   SECURITIES
                                                         ANNUAL        STOCK      UNDERLYING    LTIP      ALL OTHER
NAME AND                                              COMPENSATION     AWARDS      OPTIONS/    PAYOUTS   COMPENSATION
PRINCIPAL POSITION      YEAR   SALARY($)   BONUS($)       ($)           ($)         SALES        ($)         ($)
- ------------------      ----   ---------   --------   ------------   ----------   ----------   -------   ------------
William Pollak........  2000    436,487    252,261        --            --              --       --        294,326(1)
President and Chief     1999    416,212    217,516        --            --          12,000       --        539,256(1)
Executive Officer       1998(2)  325,000   400,000        --            --              --       --             --
Jack Berkowitz........  2000    275,000     63,942        --            --             600       --             --
Vice President,         1999(3)  215,000    42,500        --            --           1,800       --             --
Strategic Planning      1998         --         --        --            --              --       --             --
Stephen Jacobs........  2000    226,333     71,191        --            --             300       --             --
Vice President,         1999    206,625    100,000        --            --           1,200       --             --
Corporate Affairs and   1998(4)  132,692    50,000        --            --              --       --             --
General Counsel

                                                     ANNUAL COMPENSATION
                        ------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                                                     ---------------------------------
                                                                                  SECURITIES
                                                         OTHER       RESTRICTED   UNDERLYING
                                                         ANNUAL        STOCK       OPTIONS/     LTIP      ALL OTHER
NAME AND                                              COMPENSATION     AWARDS       SALES      PAYOUTS   COMPENSATION
PRINCIPAL POSITION      YEAR   SALARY($)   BONUS($)       ($)           ($)          ($)         ($)         ($)
- ------------------      ----   ---------   --------   ------------   ----------   ----------   -------   ------------
Leslye G. Katz........  2000    320,000     93,216        --            --              --       --        204,200(5)
Vice President and      1999    305,000    150,000        --            --           3,000       --        204,200(5)
Chief Financial
  Officer               1998(6)  100,000    73,500        --            --              --       --             --
Kevin Vermeulen.......  2000    183,400    155,705        --            --              --       --             --
Vice President,         1999    165,667     34,507        --            --           1,800       --        105,303(7)
Group Publisher         1998    134,047     10,000        --            --              --       --        120,614(7)

- ---------------
(1) Represents payments made by the Company to Mr. Pollak pursuant to the terms of his employment agreement with the Company to reimburse him for the value of options forfeited upon his resignation from his former employer.

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

     The following table includes information regarding option grants in 2000 to the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS+                     POTENTIAL REALIZABLE
                                  ------------------------------------------------------     VALUE AT ASSUMED
                                                  PERCENT OF                                   ANNUAL RATES
                                   NUMBER OF        TOTAL                                     OF STOCK PRICE
                                   SECURITIES    OPTIONS/SARS                                APPRECIATION FOR
                                   UNDERLYING     GRANTED TO    EXERCISE OF                     OPTION TERM
                                  OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------
NAME                               GRANTED(#)    FISCAL YEAR      ($/SH)         DATE       5%($)       10%($)
- ----                              ------------   ------------   -----------   ----------   --------    ---------
William Pollak..................        0             --             --             --       --           --
Jack Berkowitz..................      600            1.7%          $150        4/01/10        *            *
Stephen Jacobs..................      300            0.8%          $150        4/01/10        *            *
Leslye Katz.....................        0             --             --             --       --           --
Kevin Vermeulen.................        0             --             --             --       --           --

- ---------------
* As of December 31, 2000, each of the outstanding options was out-of-the-money and therefore, the potential realizable value was less than zero.

+ Each of these options is exercisable for a share of the Company's common stock. On March 7, 2000, the Board of Directors of the Company approved a 10-for-1 split of its common stock, par value $0.01 per share. Prior to the stock split, the Company had 200,000 shares of common stock authorized and 120,000 shares of common stock outstanding. After giving effect to the stock split, the Company has 2,000,000 shares of common stock authorized and 1,200,000 shares of common stock outstanding.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding shares of ALM are beneficially owned by the Company. The following table sets forth certain information regarding beneficial ownership of the Company as of December 31, 2000 by (i) each person (or group of affiliate persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each Director, Director nominee, and the Chief Executive Officer and Vice President of the Company, and
(iii) all directors and executive officers of the Company as a group. The share numbers below include the effect of a 10-for-1 stock split of the Company's common stock in March 2000.

                                                                   PERCENTAGE OF
                                                   NUMBER OF      TOTAL SHARES OF
                                                   SHARES OF       COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER              COMMON STOCK      OUTSTANDING
- ------------------------------------              ------------    ---------------
U.S. Equity Partners, L.P.(1)...................     569,960           47.49%
U.S. Equity Partners (Offshore), L.P.(2)........     144,110           12.01%
ALM Employee Partners, L.L.C.(3)................      72,490            6.05%
Wasserstein & Co., LP(4)........................     413,440           34.45%
                                                   ---------          ------
          Total.................................   1,200,000          100.00%

- ---------------
(1) Includes approximately 2.9% of the issued and outstanding common stock of the Company held by a co-investor of U.S. Equity Partners, L.P. ("USEP") which has granted WP Management Partners, LLC ("WPMP"), the general partner of USEP, an irrevocable proxy to vote such shares of common stock. Wasserstein & Co., LP shares voting and dispositive power with respect to the shares held by USEP. See footnote (4).

(2) Wasserstein & Co., LP shares voting and dispositive power with respect to the shares held by U.S. Equity Partners (Offshore), L.P. See footnote (4).

(3) ALM Employee Partners, L.L.C. is managed by WP Plan Management Partners, Inc., a wholly-owned subsidiary of Wasserstein & Co., LP. Wasserstein & Co., LP shares voting and dispositive power with respect to the shares held by ALM Employee Partners, L.L.C. See footnote (4).

(4) Does not include: 56,996 shares as to which Wasserstein & Co., LP shares voting and dispositive power with USEP; 14,411 shares as to which Wasserstein & Co., LP shares voting and dispositive power with

    U.S. Equity Partners (Offshore), L.P.; and 8,000 shares as to which Wasserstein & Co., LP shares voting and dispositive power with ALM Employee Partners, L.L.C.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A majority of the Company's equity securities are held by USEP and its affiliates. USEP is a Delaware limited partnership investment fund of which WPMP is the general partner. WPMP is controlled by Wasserstein & Co., LP. WPMP is entitled to receive a monitoring fee in an amount not to exceed $1.0 million in respect of any year.

     The Company may engage in transactions with its affiliates, including entities owned or controlled by certain of its principal shareholders. The Company believes that such transactions will be no more favorable to the Company than similar transactions with non-affiliates.

     In July 1999, the Company sold the common stock of its wholly-owned subsidiary, that held the Company's Internet business to Law.com. On March 28, 2000, the Company sold its business constituting The Daily Deal and Corporate Control Alert to The Deal, L.L.C. The stockholders of Law.com and The Deal, L.L.C. include substantially all of the stockholders of the Company. See Significant Transactions.

     In connection with the sale of the Company's Internet business of Law.com, the Company entered into an exclusive content five-year license with Law.com granting Law.com the right to publish in electronic or digital format all Company content. The Company believes that the transactions referred to the preceding paragraph were (subject to certain exceptions) on arms-length terms and conditions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts. All other schedules have been omitted as the schedules are either not applicable, or the information has been otherwise provided in the Financial Statements.

(b) Reports on Form 8-K

     The Company has filed a report on Form 8-K, dated July 27, 1999, and filed August 24, 1999, relating to the sale of the business constituting The Daily Deal and Corporate Control Alert to The Deal L.L.C. (formerly TDD, L.L.C.).

(c) Exhibits

     The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA
  HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2000, 1999 and 1998......  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6

Notes to the Consolidated Financial Statements as of
  December 31, 2000, 1999, and 1998.........................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of American Lawyer Media Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of American Lawyer Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York
March 5, 2001

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $  2,263    $  1,598
Accounts receivable, net of allowance for doubtful accounts
  and returns of $2,836 and $2,758, respectively............    19,613      16,811
Inventories, net............................................     1,561       1,449
Other current assets........................................     3,035       2,016
                                                              --------    --------
  Total current assets......................................    26,472      21,874
Property, plant and equipment, net..........................    14,000      15,018
Intangible assets, net......................................   139,757     149,831
Goodwill, net of accumulated amortization of $35,882 and
  $23,937, respectively.....................................   148,083     153,816
Deferred financing costs, net of accumulated amortization of
  $2,969 and $1,983, respectively...........................     6,502       7,488
Other assets................................................     5,220       1,210
                                                              --------    --------
  Total assets..............................................  $340,034    $349,237
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  8,789    $  6,792
Accrued expenses............................................    10,435      10,918
Accrued interest payable....................................       867       1,185
Deferred income (including deferred subscription income of
  $16,975 and $16,380, respectively)........................    21,891      17,798
                                                              --------    --------
  Total current liabilities.................................    41,982      36,693
                                                              --------    --------
Long term debt:
  Revolving credit facility.................................    20,500      18,300
  Senior notes..............................................   175,000     175,000
  Senior discount notes.....................................    50,120      44,515
                                                              --------    --------
  Total long term debt......................................   245,620     237,815
Deferred income taxes.......................................    29,827      38,182
Other noncurrent liabilities................................     6,877       5,924
                                                              --------    --------
  Total liabilities.........................................   324,306     318,614
                                                              --------    --------
STOCKHOLDERS' EQUITY:
Common stock -- $.01 par value; 2,000,000 shares authorized;
  1,200,000 issued and outstanding as of December 31, 2000
  and 1999..................................................        12          12
Paid-in-capital.............................................    96,466      89,728
Accumulated deficit.........................................   (80,750)    (59,117)
                                                              --------    --------
  Total stockholders' equity................................    15,728      30,623
                                                              --------    --------
  Total liabilities and stockholders' equity................  $340,034    $349,237
                                                              ========    ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
NET REVENUES:
Periodicals:
  Advertising..............................................  $ 88,230    $ 75,887    $ 67,510
  Subscription.............................................    23,407      23,570      23,172
Ancillary products and services............................    42,876      31,791      28,208
Internet services..........................................        --       1,244       2,639
                                                             --------    --------    --------
  Total net revenues.......................................   154,513     132,492     121,529
                                                             --------    --------    --------
OPERATING EXPENSES:
Editorial..................................................    26,199      22,940      15,523
Production and distribution................................    32,436      29,821      26,266
Selling....................................................    32,325      27,806      19,002
General and administrative.................................    38,815      32,136      30,012
Internet services..........................................        --       3,313       4,667
Depreciation and amortization..............................    28,415      27,298      26,302
                                                             --------    --------    --------
  Total operating expenses.................................   158,190     143,314     121,772
                                                             --------    --------    --------
  Operating loss...........................................    (3,677)    (10,822)       (243)
Interest expense...........................................   (25,229)    (24,093)    (22,916)
Other (expense) income.....................................      (523)        187          --
                                                             --------    --------    --------
  Loss before income taxes.................................   (29,429)    (34,728)    (23,159)
Benefit for income taxes...................................     7,796       3,078       3,403
                                                             --------    --------    --------
  Net loss.................................................  $(21,633)   $(31,650)   $(19,756)
                                                             ========    ========    ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK        ADDITIONAL
                                         ---------------------    PAID-IN     ACCUMULATED
                                          SHARES     PAR VALUE    CAPITAL       DEFICIT      TOTAL
                                         ---------   ---------   ----------   -----------   --------
BALANCE AT JANUARY 1, 1998.............  1,000,000      $10       $74,990      $ (7,711)    $ 67,289
Capital contribution...................    200,000        2        14,998            --       15,000
Net loss...............................         --       --            --       (19,756)     (19,756)
                                         ---------      ---       -------      --------     --------
BALANCE AT DECEMBER 31, 1998...........  1,200,000       12        89,988       (27,467)      62,533
Loss on sale of Internet business......         --       --          (260)           --         (260)
Net loss...............................         --       --            --       (31,650)     (31,650)
                                         ---------      ---       -------      --------     --------
BALANCE AT DECEMBER 31, 1999...........  1,200,000       12        89,728       (59,117)      30,623
                                         ---------      ---       -------      --------     --------
Gain from sale of Business.............         --       --         6,738            --        6,738
Net loss...............................         --       --            --       (21,633)     (21,633)
                                         ---------      ---       -------      --------     --------
BALANCE AT DECEMBER 31, 2000...........  1,200,000      $12       $96,466      $(80,750)    $ 15,728
                                         =========      ===       =======      ========     ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(21,633)   $(31,650)   $(19,756)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Depreciation and amortization............................    28,415      27,298      26,302
  Non-cash interest........................................       986         986         997
  (Increase) decrease in:
Accounts receivable, net...................................    (2,470)     (3,252)       (772)
Inventories................................................      (112)        399        (202)
Other current assets.......................................    (1,199)       (655)        394
Other assets...............................................    (1,169)       (785)       (207)
  Increase (decrease) in:
Accounts payable...........................................     1,302       4,278      (1,544)
Accrued expenses...........................................      (974)        (43)     (3,012)
Accrued interest payable...................................      (318)        109         602
Deferred income............................................       892          50        (334)
Other noncurrent liabilities...............................    (7,692)     (2,407)     (1,854)
                                                             --------    --------    --------
  Total adjustments........................................    17,661      25,978      20,370
                                                             --------    --------    --------
  Net cash (used in) provided by operating activities......    (3,972)     (5,672)        614
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................    (5,906)    (11,286)     (3,911)
Proceeds received from sale of business....................     9,184       4,490          --
Purchase of business.......................................    (6,450)     (1,225)    (31,757)
Purchase of trade name.....................................       (20)         --          --
Gain on sale of assets.....................................        24          --          --
                                                             --------    --------    --------
  Net cash used in investing activities....................    (3,168)     (8,021)    (35,668)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution.....................................        --          --      15,000
  Net borrowing on revolving credit facility...............     2,200       9,800       8,500
  Accretion of interest on senior discount notes...........     5,605       4,977       4,419
  Issuance of notes, net of fees and expenses..............        --          --      (1,793)
                                                             --------    --------    --------
  Net cash provided by financing activities................     7,805      14,777      26,126
                                                             --------    --------    --------
  Net increase (decrease) in cash..........................       665       1,084      (8,928)
CASH, beginning of period..................................     1,598         514       9,442
                                                             --------    --------    --------
CASH, end of period........................................  $  2,263    $  1,598    $    514
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
  Income taxes.............................................  $    355    $    187    $    280
                                                             ========    ========    ========
  Interest.................................................  $ 18,725    $ 18,028    $ 17,039
                                                             ========    ========    ========
Non cash:
  Preferred membership interest received from sale of
     business..............................................  $  2,500    $     --    $     --
                                                             ========    ========    ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. ORGANIZATION AND OPERATIONS

     American Lawyer Media Holding, Inc. ("The Company") is a holding company, the principal asset of which consists of all of the outstanding capital stock of American Lawyer Media, Inc. ("ALM"), a wholly-owned subsidiary of the Company (formerly Cranberry Partners, LLC ("Cranberry"). The Company publishes legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. The Company's operations are based in New York with regional offices in eight states, the District of Columbia and London, England.

     Effective July 31, 1997, the Company acquired substantially all of the assets and liabilities of American Lawyer Media, L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). In December 1997, the Company acquired all of the outstanding capital stock of National Law Publishing Company, Inc. ("Old NLP") for approximately $203 million (the "NLP Acquisition"). Subsequently, all the acquired assets and liabilities of Old ALM and Old NLP were combined to form new subsidiaries currently owned by the Company.

     On July 21, 1999, the Company transferred all of its and its subsidiaries' Internet and electronic commerce business to a wholly-owned subsidiary named Professional On Line, Inc. ("POL"). On July 24, 1999, POL was recapitalized by creating a class of 12.25% preferred stock, par value $0.01 (the "POL Preferred Stock"), in addition to the class of Common Stock, par value $0.01 per share, previously authorized (the "POL common stock"). On July 27, 1999, the Company sold all of the issued and outstanding POL Common stock to Law.com, Inc. ("Law.com") for $1 million in cash and the Company retained all of the issued and outstanding POL Preferred Stock. In December 1999, Law.com redeemed all of the POL preferred stock for $3.75 million plus accrued dividends. Law.com is a web destination for legal information, e-commerce and e-services. Under a cross-licensing agreement, the Company will continue to provide content and editorial direction for Law.com. Law.com is owned by substantially the same investors that own the Company, including Wasserstein & Co., LP, U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore) L.P.

     On March 7, 2000, the Board of Directors approved a 10-for-1 split of its common stock, par value $0.01 per share. Prior to the stock split, the Company had 200,000 shares of common stock authorized and 120,000 shares of common stock outstanding. After the stock split, the Company had 2,000,000 shares of common stock authorized and 1,200,000 shares of common stock outstanding.

     On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C., a newly formed limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the "Preferred Membership Interest"). In addition, the Purchaser paid the Company $1.68 million in cash, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. The Company has recorded a gain approximately $6,738,000 as a component of additional paid-in-capital as the Business was a related party under common control. The Preferred Membership Interest accrues at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital including the Preferred Membership Interest issued by the Purchaser. Due to the nature of the transaction, the Company has fully reserved against the Preferred Membership Interest from inception to the dividend date in other assets on the Balance Sheet.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

2. ACQUISITIONS

     Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder, and LegalTech, LLC, a wholly-owned indirect subsidiary of the Company, LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc., for approximately $10.8 million (the "LegalTech Acquisition"). Approximately $11.3 million was recorded as goodwill for the excess purchase price over the net liabilities acquired. Corporate Presentations, Inc. is a producer of trade shows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WP Management Partners, LLC ("WPMP"), an affiliate of Holdings, a fee of 1% of the purchase price of the LegalTech Acquisition.

     On April 22, 1998, effective as of April 1, 1998, the Company consummated the acquisition of substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd. ("LCL") for an aggregate purchase price of approximately $20.1 million (the "LCL Acquisition"). The excess purchase price over the net liabilities acquired was allocated $6.3 million to goodwill and $14.3 million to identified intangibles based upon the appraisal done. LCL is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the LCL Acquisition, the Company paid WPMP a fee of 1% of the purchase price of the LCL Acquisition.

     On October 28, 1998, the Company consummated the acquisition of all of the assets, properties and rights of Delaware Law Monthly, a publisher of a monthly magazine.

     On November 22, 1999, effective December 1, 1999, the Company consummated the acquisition of all of the assets, properties and rights of Houston Trial Reports, Inc. and Blue Sheet Publications, Inc. (collectively, "Blue Sheet"). Blue Sheet publishes regional and statewide publications which serves the legal community and provides legal research through in-house and on-line facilities.

     On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

     On December 27, 2000, the Company consummated the acquisition of rights and related assets relating to two leading regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd ("Nationwide"). Under the agreement, the Company has purchased rights and related assets for Solicitors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

     The acquisition price of Moran and the two trade shows from Nationwide in 2000 totaled approximately $6.5 million.

     The LegalTech Acquisition, the LCL Acquisition, the DLM acquisition, the Blue Sheet acquisition, the Moran acquisition and the Nationwide acquisition have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since the effective dates of the respective acquisitions. The excess of the purchase price over net assets acquired was allocated to intangibles and goodwill. In the accompanying consolidated statements of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, which the Company believes it has adequately provided.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which reemphasizes existing guidance related to revenue recognition, including criteria specified in the Financial Accounting Standards Board's conceptual framework on timing of revenue recognition, and presentation and disclosure of revenue in the financial statements. SAB No. 101 was effective for the 2000 fourth quarter. The implementation of SAB No. 101 did not have a material impact on the Company's result of operations, cash flow or financial position.

DEFERRED SUBSCRIPTION INCOME AND SUBSCRIPTION RECEIVABLES

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $2,631,500 and $3,128,600 at December 31, 2000 and 1999,
respectively, are included in accounts receivable in the accompanying consolidated balance sheet.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion expenditures totaled approximately $7.9 million, $11.0 million and $6.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. These costs are expensed as the related advertisement or campaign is released.

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

ACCOUNTING FOR LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such impairment has occurred.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings................................................     25 years
Furniture, machinery and equipment.......................  5 - 9 years
Computer equipment and software..........................  3 - 6 years

     Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired. It is stated at cost less accumulated amortization and is amortized on a straight-line basis over a fifteen-year useful life.

INTANGIBLE ASSETS

     Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over an average life of fifteen years.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

     Deferred financing costs are amortized over the life of the related debt using the straight-line method.

SALES OF SUBSIDIARY STOCK

     The Company has elected to treat gains and losses on the sales of subsidiary stock as equity transactions. Therefore, the sale of Law.com has been reflected this way in the accompanying consolidated financial statements.

RECLASSIFICATIONS

     Certain amounts have been reclassified to conform with the current year presentation.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities", which amended SFAS No.
133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions to obtain hedge accounting. The Company is required to adopt these standards in the first quarter of 2001.

     The Company has evaluated the requirements of these statements and believes that it currently has no derivative instruments or hedging activities under the guidelines of SFAS No. 133 as amended by SFAS No. 138.

INCOME TAXES

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as pursuant to the by tax laws.

4. SHUTDOWN OF COUNSEL CONNECT

     The Company operated Counsel Connect, a major legal Internet site, since 1993. Counsel Connect operated as a subscription-based service offering users the opportunity to exchange legal information such as court opinions, insights about judges and legal opinions and special written work. The Company, through Counsel Connect, provided general Internet access to its subscribers.

     During 1998, the Company completed its shutdown of Counsel Connect. Through December 31, 2000, $3.0 million was charged against the reserve established in 1997 to cover severance costs, uncollectible receivables, writedown of computer and network equipment and termination of contracts related to network services which provided Internet access.

5. INCOME TAXES

     The company files a consolidated Federal income tax return. The Company accounts for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

5. INCOME TAXES (CONTINUED)

financial reporting purposes and the amounts used for income tax purposes. The temporary differences primarily relate to amortization of identified intangibles related to NLP Acquisition accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities and reserves not currently deductible for tax purposes and net operating loss carryforwards.

     The reconciliation between the income tax benefit and the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows (in thousands):

                                                        2000        1999       1998
                                                       -------    --------    -------
Federal statutory income taxes.......................  $(7,869)   $(10,321)   $(6,506)
Permanent differences (principally goodwill and
  intangible amortization and gain on sale of the
  Business)..........................................    6,324       6,083      2,680
State and local income taxes.........................      217          --         --
Changes in valuation allowance and other
  adjustments........................................   (6,468)      1,160        423
                                                       -------    --------    -------
                                                       $(7,796)   $ (3,078)   $(3,403)
                                                       =======    ========    =======

     The Company had deferred tax liability of $29,827, $38,182 and $43,834 at December 31, 2000, 1999 and 1998, respectively.

                                                            2000       1999
                                                          --------    -------
Deferred tax assets.....................................  $  7,089    $ 7,174
          Less: valuation allowance.....................         0     (3,016)
                                                          --------    -------
Net deferred tax assets.................................     7,089      4,158
                                                          --------    -------

Total deferred tax liabilities..........................    36,916     42,340
                                                          --------    -------
Net deferred tax liabilities............................  $ 29,827    $38,182
                                                          ========    =======

     The deferred income tax liabilities primarily relate to the identified intangibles from the NLP Acquisition, which were recorded at the acquisition date. The liability was calculated on the identified intangibles from the NLP Acquisition using the effective tax rate of the Company.

     At December 31, 1999, the Company recorded a valuation allowance against its net deferred tax assets consisting primarily of net operating losses. The valuation allowance was provided as management was uncertain as to the realizability of these deferred tax assets. At the close of 2000, the Company expects to utilize the deferred tax asset, and so has reversed the valuation allowance. Certain other adjustments were made to more accurately reflect deferred tax items with respect to nondeductible intangibles and discount obligations issued by the Company.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, equipment and accumulated depreciation and amortization consisted of the following at December 31 (in thousands):

                                                            2000       1999
                                                          --------    -------
Land....................................................  $    207    $   207
Buildings and improvements..............................     4,856      5,214
Furniture, machinery, and equipment.....................     2,595      2,514
Computer equipment and software.........................    16,387     12,995
                                                          --------    -------
                                                            24,045     20,930
Accumulated depreciation and amortization...............   (10,045)    (5,912)
                                                          --------    -------
Net property, plant and equipment.......................  $ 14,000    $15,018
                                                          ========    =======

7. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31 (in thousands):

                                                                              USEFUL
                                                      2000        1999        LIVES
                                                    --------    --------    ----------
Advertiser commitments............................  $    880    $    880      6 months
Trademarks........................................    86,268      86,248      20 years
Customer and subscriber lists.....................    74,455      72,832    5-17 years
Non-compete agreements............................    13,992      13,992       3 years
                                                    --------    --------
                                                     175,595     173,952
Accumulated amortization..........................   (35,838)    (24,121)
                                                    --------    --------
Net intangible assets.............................   139,757    $149,831
                                                    ========    ========

8. OTHER ASSETS

     Other current assets consisted of the following at December 31 (in thousands):

                                                              2000      1999
                                                             ------    ------
Prepaid expenses...........................................  $1,935    $1,182
Other......................................................   1,100       834
                                                             ------    ------
          Total............................................  $3,035    $2,016
                                                             ======    ======

     Other assets include minority equity investments the Company holds in various private companies.

9. RELATED PARTY TRANSACTIONS

     The stockholders of Law.com and The Deal, L.L.C. include substantially all of the stockholders of the Company. The Company believes that the transactions referred to in Note 1 were effected on arms-length terms and conditions. See
Note 1 -- Organization and Operations for a discussion of related party transactions.

     Approximately $6,500,000 of financing costs related to the Senior Notes as defined in Note 12, were paid to Wasserstein & Co., LP ("Wasserstein"), an affiliate of the Company. In addition, approximately $4,150,000 of acquisition related fees and expenses were paid to Wasserstein. In 1999, $260,000 in fees, related to the sale of POL to Law.com were paid to Wasserstein and in 2000 no fees were paid to Wasserstein.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

     Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $4,611,000, $3,685,000 and $3,580,000 for the years ended December 31, 2000, 1999 and 1998.
This amount includes the monthly rent payments for corporate headquarters discussed below.

     At December 31, 2000, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                         REAL ESTATE    OTHER     TOTAL
                                                         -----------    -----    -------
2001...................................................    $ 4,649      $254     $ 4,903
2002...................................................      4,266       211       4,477
2003...................................................      4,238        28       4,266
2004...................................................      3,949        24       3,973
2005 and thereafter....................................     13,668         3      13,671
                                                           -------      ----     -------
                                                           $30,770      $520     $31,290
                                                           =======      ====     =======

     Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $3,273,000 and $2,665,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheets as of December 31, 2000 and 1999, respectively.

     The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit outstanding totaling approximately $1,121,000 for security deposits on its corporate office space as of December 31, 2000 and 1999.

11. EMPLOYEE BENEFITS

     The Company, through a subsidiary, has a 401(k) profit sharing plan (the "NLP Plan") for all eligible employees who have completed one year of service. Under the NLP Plan, the Company has the option of making a matching contribution of up to 3% of a participant's compensation. The Company may also annually contribute additional discretionary amounts to participants. For the years ended December 31, 2000, 1999 and 1998, the Company did not make any matching discretionary contributions to the NLP Plan. In addition, approximately twenty Company employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. The Company made contributions to these retirement plans of $0, $0, and $11,719 for the years ended December 31, 2000, 1999, and 1998.

     ALM, LLC (a New York limited liability company) sponsored a 401(k) salary deferral plan (the "ALM Plan") which was transferred to the Company upon the Acquisitions. Participation in the ALM Plan is available for substantially all Company employees. The ALM Plan provides for employer matching of employees' contributions, as defined. The costs of the ALM Plan for the years ended December 31, 2000, 1999 and 1998 were $555,900, $606,979, and $276,400, respectively.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

11. EMPLOYEE BENEFITS (CONTINUED)

     Pension benefits for 2000, 1999, and 1998 for the ALM Plan consist of the following (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, at beginning of year....  $ 3,647    $ 3,546    $ 3,424
Interest cost.........................................      244        238        226
Actuarial gain........................................     (198)       (12)       (82)
Benefits paid.........................................      (96)      (125)       (22)
                                                        -------    -------    -------
Projected benefit obligation, at end of year..........  $ 3,597    $ 3,647    $ 3,546
                                                        =======    =======    =======
CHANGE IN PLAN ASSETS
Fair value of assets, at beginning of year............  $ 3,279    $ 3,225    $ 2,613
Actual return on plan assets..........................      (83)       178        534
Employer contributions................................       --         --        100
Benefits paid.........................................      (97)      (125)       (22)
                                                        -------    -------    -------
Fair value of assets, at end of year..................  $ 3,099    $ 3,278    $ 3,225
                                                        =======    =======    =======
FUNDED STATUS
Projected benefit obligation..........................  $(3,597)   $(3,647)   $(3,546)
Fair value of plan assets.............................    3,099      3,279      3,225
Unrecognized net actuarial gain.......................     (101)      (279)      (382)
                                                        -------    -------    -------
Accrued benefit cost..................................  $  (599)   $  (647)   $  (703)
                                                        =======    =======    =======
COMPONENTS OF NET PERIODIC PENSION COST
Interest cost.........................................  $   244    $   238    $   226
Expected return on plan assets........................     (291)      (289)      (237)
Amortization of unrecognized net actuarial gain.......       (2)        (5)         3
                                                        -------    -------    -------
Net periodic pension income...........................  $   (49)   $   (56)   $    (8)
                                                        =======    =======    =======

     In determining the actuarial present value of the projected benefit obligation as of December 31, 2000, 1999, and 1998, the discount rate was 7.00%, 6.75%, and 6.75% respectively, and the expected long-term rate of return on assets was 9.00% as of December 31, 2000, 1999, and 1998.

     ALM, LLC also sponsored an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was frozen as of December 31, 1997.

     The Company sponsors a comprehensive medical and dental insurance plan, which is available to substantially all employees.

12. LONG-TERM DEBT

     In December 1997, the Company issued $63,275,000 aggregate principal amount at maturity of 12.25% of Senior Discount Notes dues 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations of the Company. The Discount Notes may be redeemed at any time by the Company, in whole or in part, at

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

12. LONG-TERM DEBT (CONTINUED)

various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

     On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Senior Years are unsecured general senior obligations of ALM and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing and future Subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the Guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its Subsidiaries, the payment of dividends and other restricted payments by ALM and its Subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

     On March 25, 1998, the Company and ALM signed a credit agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financial costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by the Company and by all subsidiaries of ALM. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of ALM and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by the Company of all of the stock of ALM. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5% as the case may be. The applicable margin is based on ALM's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to ALM and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. ALM is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. Assuming there is no repayment of the Revolving Credit Facility prior to term, the entire amount will be payable on March 31, 2003.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

12. LONG-TERM DEBT (CONTINUED)

     Effective March 29, 1999, the Company and ALM amended the Revolving Credit Facility, limiting ALM's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

     Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of the Company's Internet business to Law.com (see Note 1 -- Organization and Operations) and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, permit the sale of the Business to The Deal, L.L.C. and to increase the revolver limit described above from $20 million to $22.5 million.

     At December 31, 2000, the borrowings were approximately $19,500,000, of which $2,000,000 was available in accordance with the March 28, 2000 Revolving Credit Facility amendment. The available balance under the unused commitment is further reduced by any letters of credit outstanding, which totaled $1,121,000 at December 31, 2000. The interest rates on the total outstanding balance at December 31, 2000 range between 9.0% and 9.3%. A 10% increase in the average rate in the Revolving Credit Facility during 2000 would have increased the Company's net loss to approximately $21,233,000.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. The Company believes that the carrying amount for these accounts approximates fair value due to the near maturity of such financial statements or the interest rates on these instruments are comparable to market rates.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                     MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31    FULL YEAR
                                     --------    -------    ------------    -----------    ---------
                                                             (IN THOUSANDS)
2000
  Net sales........................  $38,843     $40,687      $36,425         $38,558      $154,513
  Gross profit.....................   22,952      26,814       22,833          23,279        95,878
  Net loss.........................   (9,538)     (2,835)      (6,817)         (2,443)      (21,633)

1999
  Net sales........................  $32,026     $34,013      $31,078         $35,375      $132,492
  Gross profit.....................   19,773      21,532       18,985          19,441        79,731
  Net loss.........................   (6,476)     (5,531)      (8,928)        (10,715)      (31,650)

15. SUBSEQUENT EVENTS

     Effective January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the Haslam Publications acquisition and to increase the borrowing limit described above from $22.5 million to $29.0 million.

     On January 31, 2001, the Company consummated the acquisition substantially all of the assets of and certain of the liabilities of Haslam Publications, the leading publisher of jury verdict and settlement research data in California.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                          By:     /s/ WILLIAM L. POLLAK
                                            ------------------------------------
                                                     William L. Pollak
                                               President and Chief Executive
                                                           Officer

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
               /s/ WILLIAM L. POLLAK                 Director, President and Chief      March 30, 2001
- ---------------------------------------------------    Executive Officer (Principal
                 William L. Pollak                     Executive Officer)

                /s/ LESLYE G. KATZ                   Vice President and Chief           March 30, 2001
- ---------------------------------------------------    Financial Officer (Principal
                  Leslye G. Katz                       Financial Officer and
                                                       Principal Accounting Officer)

               /s/ BRUCE WASSERSTEIN                 Chairman of the Board of           March 30, 2001
- ---------------------------------------------------    Directors
                 Bruce Wasserstein

                 /s/ ANUP BAGARIA                    Director, Vice President           March 30, 2001
- ---------------------------------------------------
                   Anup Bagaria

            /s/ GEORGE L. MAJOROS, JR.               Director                           March 30, 2001
- ---------------------------------------------------
              George L. Majoros, Jr.

               /s/ MICHAEL J. BIONDI                 Director                           March 30, 2001
- ---------------------------------------------------
                 Michael J. Biondi

                /s/ ROBERT C. CLARK                  Director                           March 30, 2001
- ---------------------------------------------------
                  Robert C. Clark

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
               /s/ DONALD G. DRAPKIN                 Director                           March 30, 2001
- ---------------------------------------------------
                 Donald G. Drapkin

             /s/ JAMES A. FINKELSTEIN                Director                           March 30, 2001
- ---------------------------------------------------
               James A. Finkelstein

             /s/ ANDREW G.T. MOORE, II               Director                           March 30, 2001
- ---------------------------------------------------
               Andrew G.T. Moore, II

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION
- --------                          -----------
   2.1*   Purchase Agreement, dated as of October 23, 1997, by and
          among Boston Ventures Limited Partnership IV, Boston
          Ventures Limited Partnership IVA, James A. Finkelstein and
          ALM Holdings, LLC, as amended
   3.1*   Certificate of Incorporation of the Company
   3.2*   Certificate of Amendment of the Certificate of Incorporation
          of the Company
   3.16*  Bylaws of the Company
   4.1*   Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as
          trustee
   4.2*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of
          New York, as trustee
   4.3*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of
          New York, as trustee
   4.4*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of
          New York, as trustee
   4.5*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of
          New York, as trustee
   4.6*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of
          New York, as trustee
   4.7*   Supplemental Indenture, dated as of April 14, 1998, among
          the Company, the Guarantors and The Bank of New York, as
          trustee
   4.10*  Registration Rights Agreement, dated as of December 22,
          1997, among the Company, the Guarantors named therein and
          the Initial Purchasers
  10.1*   Lease, dated September 30, 1993, between Park Avenue
          South/Armory, Inc. and The New York Law Publishing Company
          for premises at 345 Park Avenue South, New York, New York
  10.2*   First Supplemental Agreement, dated November 30, 1994,
          between Park Avenue South/ Armory, Inc. and The New York Law
          Publishing Company for premises at 345 Park Avenue South,
          New York, New York
  10.3*   Credit Agreement, dated as of March 25, 1998, among the
          Company, ALM, various banks, Bank of America National Trust and Savings Association, BancBoston Securities Inc. and
          BancAmerica Robertson Stephens
  10.4*   First Amendment to Credit Agreement, dated as of April 24,
          1998, among the Company, ALM, various banks and Bank of
          America National Trust and Savings Association, (ii) Second
          Amendment to Credit Agreement, dated as of April 26, 1999, among the Company, ALM, various banks and Bank of America
          National Trust and Savings Association, Waiver and (iii)
          Consent and Third Amendment to Credit Agreement, dated as of
          July 20, 1999, among the Company, ALM, various banks and
          Bank of America National Trust and Savings Association, (iv)
          Consent and Fourth Amendment to Credit Agreement, dated as of March 8, 2000, among the Company, ALM, various banks and
          Bank of America National Trust and Savings Association and
          (v) Fifth Amendment to Credit Agreement, dated as of January
          10, 2001, among the Company, Holdings, various banks and
          Bank of America, N.A.(filed herewith)
  10.5*   Employment Agreement dated February 9, 1998 between ALM and
          William L. Pollak
  10.6+*  License Agreement between ALM and Law.com, Inc., dated
          December 13, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
- --------                          -----------
  10.7*   Stock Purchase Agreement, dated as of July 27, 1999 among
          ALM, Law.com Acquisition Corp. and Professional On Line,
          Inc.
  10.8    Asset Purchase Agreement, dated as of March 28, 2000, among
          ALM, The New York Law Publishing Company and NLP IP Company
          and TDD, L.L.C.
  10.9++  First Amendment to License Agreement between ALM and
          Law.com, Inc., dated December 6, 2000
  12.1    Statement re: computation of ratio of earnings to fixed
          charges
  21.1    List of Subsidiaries of the Company
  24.1    Power of Attorney of the Company (included on Signature
          Page)

- ---------------
* Exhibits are incorporated by reference from the Company's previous filings with the Securities and Exchange Commission.

+ Confidential treatment has been granted for certain portions of this document.

++ Confidential treatment has been requested for certain portions of this document.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of American Lawyer Media Holdings, Inc.:

     We have audited in accordance with audit standards generally accepted in the United States, the consolidated financial statements of American Lawyer Media Holdings, Inc. (a Delaware Corporation) and subsidiaries included in this Report on Form 10-K and have issued our report thereon dated March 5, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the years ended December 31, 2000, 1999 and 1998 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, NY
March 5, 2001

                                                                     SCHEDULE II

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

     For the Twelve Months Ended December 31, 1998, 1999 and 2000 (dollars in thousands):

                                    BALANCE AT    CHARGED TO    CHARGED TO                       BALANCE
                                    BEGINNING     COSTS AND       OTHER                         AT END OF
                                    OF PERIOD      EXPENSES      ACCOUNTS                        PERIOD
                                    ----------    ----------    ----------                      ---------
                                                         ADDITIONS            DEDUCTIONS(1)
                                                  ------------------------    --------------
DESCRIPTION                           CREDIT        CREDIT        DEBIT           DEBIT          CREDIT
- -----------                         ----------    ----------    ----------    --------------    ---------
FOR THE TWELVE MONTHS ENDED
  DECEMBER 31, 1998:
Allowance for doubtful accounts
  and returns.....................   $(3,236)      $(1,819)           --          $1,460         $(3,595)
Allowance for valuation of
  deferred tax assets.............   $(3,016)           --            --              --         $(3,016)
FOR THE TWELVE MONTHS ENDED
  DECEMBER 31, 1999:
Allowance for doubtful accounts
  and returns.....................   $(3,595)      $(2,590)           --          $3,427         $(2,758)
Allowance for valuation of
  deferred tax assets.............   $(3,016)           --            --              --         $(3,016)
FOR THE TWELVE MONTHS ENDED
  DECEMBER 31, 2000:
Allowance for doubtful accounts
  and returns.....................   $(2,758)      $(2,174)           --          $2,096         $(2,836)
Allowance for valuation of
  deferred tax assets.............   $(3,016)           --        $3,016              --              --

- ---------------
(1) Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.