Form 10-Q
period 2001-03-31
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2001-05-15
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

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

                              Yes |X|         No |_|


As of May 15, 2001, there were 1,200,000 shares of the registrant's Common Stock, $.01 par value outstanding, the majority of which were held by affiliates.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

PART I                                                                     PAGE
                                                                           ----
FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL  STATEMENTS

          Consolidated Balance Sheets at March 31, 2001 (unaudited)
              and December 31, 2000 ...................................      1
          Consolidated Statements of Operations for the Three Months
              Ended March 31, 2001 and 2000 (unaudited) ...............      2
          Consolidated Statement of Changes in Stockholder's Equity for
              the Three Months Ended March 31, 2001 (unaudited) .......      3
          Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2001 and 2000 (unaudited) ...............      4
          Notes to Consolidated Financial Statements at
              March 31, 2001 (unaudited) ..............................     5-9


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......     10

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK .....................................     13
PART II

OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS ....................................     14

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............     14

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES .......................     14

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...     14

        ITEM 5. OTHER INFORMATION .....................................     14

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................     14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   MARCH 31,     DECEMBER 31,
                                                                                       2001          2000
                                                                                   ---------     ------------
                                                                                   (unaudited)
                                            ASSETS
Current assets:
Cash and cash equivalents ....................................................     $   1,948      $   2,263
Accounts receivable, net of allowance for doubtful accounts
  and returns of $2,603 and $2,836, respectively .............................        19,153         19,613
Inventories, net .............................................................         1,626          1,561
Other current assets .........................................................         3,109          3,035
                                                                                   ---------      ---------
     Total current assets ....................................................        25,836         26,472
Property, plant and equipment, net of accumulated depreciation and
     amortization of $11,455 and $10,045 respectively ........................        13,512         14,000
Intangible assets, net of accumulated amortization of $38,791
  and $35,838, respectively ..................................................       138,001        139,757
Goodwill, net of accumulated amortization of $39,012 and
$35,882, respectively ........................................................       150,622        148,083
Deferred financing costs, net of accumulated amortization of
  $3,215 and $2,969, respectively ............................................         6,256          6,502
Other assets .................................................................         5,218          5,220
                                                                                   ---------      ---------

      Total assets ...........................................................     $ 339,445      $ 340,034
                                                                                   =========      =========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable .............................................................     $   6,264      $   8,789
Accrued expenses .............................................................         6,981         10,435
Accrued interest payable .....................................................         5,228            867
Deferred income (including deferred subscription income of
  $17,338 and $16,975, respectively) .........................................        22,363         21,891
                                                                                   ---------      ---------
      Total current liabilities ..............................................        40,836         41,982
Long term debt:
Revolving credit
  facility ...................................................................        25,200         20,500
Senior notes .................................................................       175,000        175,000
Senior discount notes ........................................................        51,658         50,120
                                                                                   ---------      ---------
          Total long term debt ...............................................       251,858        245,620
Deferred income taxes ........................................................        29,125         29,827
Other noncurrent liabilities .................................................         7,244          6,877
                                                                                   ---------      ---------
Total liabilities ............................................................       329,063        324,306
Stockholder's equity:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,200,000 issued and
outstanding at March 31, 2001 and December 31, 2000 ..........................            12             12
Paid-in-capital ..............................................................        96,466         96,466
Accumulated deficit ..........................................................       (86,096)       (80,750)
                                                                                   ---------      ---------
      Total stockholder's equity .............................................        10,382         15,728
                                                                                   ---------      ---------
      Total liabilities and stockholder's equity .............................     $ 339,445      $ 340,034
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED
                                           MARCH 31,
                                      2001          2000
                                    --------      --------
REVENUES:
Periodicals:
  Advertising .................     $ 21,976      $ 21,727
  Subscription ................        5,748         5,877
Ancillary products and services       11,290        11,239
                                    --------      --------

  Total net revenues ..........       39,014        38,843
                                    --------      --------
OPERATING EXPENSES:
Editorial .....................        5,979         7,673
Production and distribution ...        8,748         8,218
Selling .......................        7,673         8,911
General and administrative ....        8,461        10,927
Depreciation and amortization .        7,471         7,143
                                    --------      --------

  Total operating expenses ....       38,332        42,872
                                    --------      --------
  Operating income (loss) .....          682        (4,029)
Interest expense ..............       (6,622)       (6,328)
Other income ..................           20            13
                                    --------      --------

  Loss before income taxes ....       (5,920)      (10,344)

Benefit for income taxes ......          574           806
                                    --------      --------

  Net loss ....................     $ (5,346)     $ (9,538)
                                    ========      ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   ADDITIONAL
                                                                   PAID-IN      ACCUMULATED
                                            SHARES     PAR VALUE    CAPITAL       DEFICIT      TOTAL
                                          ---------    ---------   ---------   ---------      --------
                                               COMMON STOCK
                                          ----------------------
Balance at December 31, 2000.........     1,200,000    $      12   $  96,466   $ (80,750)     $ 15,728
Gain on the sale of business.........            --          --          --          --            --
Net loss.............................           --           --          --       (5,346)       (5,346)
                                          ---------    ---------   ---------   ---------      --------

Balance at March 31, 2001
   (unaudited).......................     1,200,000    $      12   $  96,466   $ (86,096)     $ 10,382
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     FOR THE THREE MONTHS
                                                                                             ENDED
                                                                                            MARCH 31,
                                                                                       2001         2000
                                                                                     -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................     $(5,346)     $(9,538)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization ................................................       7,471        7,143
  Non-cash interest ............................................................         247          247
  Decrease (increase) in:
Accounts receivable, net .......................................................         564       (3,310)
Inventories ....................................................................         (65)          32
Other current assets ...........................................................         (23)         627
Other assets ...................................................................         487           24
  (Decrease) increase in:
Accounts payable ...............................................................      (2,546)      (1,044)
Accrued expenses ...............................................................      (4,109)      (1,656)
Accrued interest payable .......................................................       4,361        4,212
Deferred income ................................................................        (344)         987
Other noncurrent liabilities ...................................................        (335)        (815)
                                                                                     -------      -------
  Total adjustments ............................................................       5,708        6,447
                                                                                     -------      -------
  Net cash provided by (used in) operating activities ..........................         362       (3,091)
                                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...........................................................        (890)      (2,664)
Proceeds received from sale of business ........................................          --        8,185
Purchase of business, net of cash ..............................................      (6,026)          --
                                                                                     -------      -------
  Net cash (used in) provided by  investing activities .........................      (6,916)       5,521
                                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance (paydown) on revolving credit facility .................................       4,700       (5,000)
                                                                                     -------      -------
  Accretion of interest on senior discount notes ...............................       1,539        1,360
                                                                                     -------      -------
  Net cash provided by financing activities ....................................       6,239        3,640
                                                                                     -------      -------
  Net decrease in cash .........................................................        (315)      (1,210)
                                                                                     -------      -------

CASH, beginning of period ......................................................       2,263        1,598
                                                                                     -------      -------

CASH, end of period ............................................................     $ 1,948      $   388
                                                                                     =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
  Income taxes .................................................................     $   473      $    --
                                                                                     =======      =======
  Interest .....................................................................     $   492      $   550
                                                                                     =======      =======
Non cash:
  Preferred membership interest received from sale of
  business .....................................................................     $    --      $ 2,500
                                                                                     =======      =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2000.

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

        Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and trade show revenues and income for daily fax service of court decisions. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

Deferred Subscription Income

        Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $3,272,400 and $2,631,500 are included in accounts receivable in the accompanying consolidated March 31, 2001 and December 31, 2000 balance sheets, respectively.

Advertising and Promotion Expenditures

        Advertising and promotion expenditures, which totaled approximately $1,869,400 and $2,270,000 for the three months ended March 31, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

Buildings...........................   25 years
Furniture, machinery and equipment..   5-9 years
Computer equipment and software.....   3-6 years

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

Income Taxes

        Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured pursuant to the tax laws.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

        On December 22, 1997, Media issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes are unsecured general senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of Media's existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of Media and each of the subsidiary guarantors is a wholly-owned subsidiary of Media. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by Media, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by Media and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         On March 25, 1998, the Company and Media signed a credit agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financial costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by the Company and by all subsidiaries of Media. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of Media and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by the Company of all of the stock of Media. The Revolving

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Credit Facility bears interest at a fluctuating rate determined by reference to
(i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5% as the case may be. The applicable margin is based on Media's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to ALM and
(ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. Media is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. Assuming there is no repayment of the Revolving Credit Facility prior to term, the entire amount will be payable on March 31, 2003.

        Effective March 29 1999, the Company and Media amended the Revolving Credit Facility to limit Media's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

        Effective July 20, 1999, the Revolving Credit Facility was further amended to permit for the sale of the Company's Internet business to Law.com and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the debt covenants, to permit the sale of the Company's business constituting The Daily Deal and Corporate Control Alert to The Daily Deal, L.L.C., a limit described above from $20 million to $22.5 million.

        Effective January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the Haslam Publications acquisition and to increase the borrowing limit described above from $22.5 million to $29.0 million.

        At March 31, 2001, the amount outstanding under the Revolving Credit Facility was $25.2 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at March 31, 2001. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the three months ended March 31, 2001 would have increased the Company's net loss to approximately $5,399,000.

4. INCOME TAXES

        The federal income tax benefit is recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return.

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

OVERVIEW

        The following discussion compares the financial results of the Company for the three months ended March 31, 2001 to the three months ended March 30, 2000.

        In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two newsletters.

        On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C., a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the Balance Sheet. The Preferred Membership Interest accrues at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid the Company $1.68 million, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. Due to the entire nature of the transaction, the Company has fully reserved against the Preferred Membership Interest from inception to the dividend date in Other Assets on the Balance Sheet.

        On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc., the leading publisher of jury verdict and settlement research data in New York State.

        On December 27, 2000, the Company consummated the acquisition of rights and related assets relating to two leading regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd. Under the agreement, the Company has purchased rights and related assets for Solicitors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

        On January 31, 2001, the Company consummated the acquisition substantially all of the assets of and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

        RESULTS OF OPERATIONS

        Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

        Overview. Revenues increased by $0.2 million, or 0.4%, from $38.8 million for the three months ended March 31, 2000 to $39.0 million for the three months ended March 31, 2001. Total operating costs and expenses decreased $4.6 million, or 10.7%, from $42.9 million for the three months ended March 31, 2000 to $38.3 million for the three months ended March 31, 2001. As a result, the operating profit totaled $0.7 million for the three months ended March 31, 2001 as compared to an operating loss of $4.0 million for the three months ended March 31, 2000. EBITDA increased $5.1 million, or 161.7%, from $3.1 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001. The operating profit and the increase in EBITDA during 2001 resulted primarily from a combination of lower operating expense coupled with a modest increase in net revenues. Revenue growth was primarily realized in new publications, the Company's acquisitions during 2000 and 2001, law firm advertising and tradeshow activity. Partially offsetting this revenue growth was the elimination of $0.4 million of revenue resulting from the sale of The Daily Deal in the first quarter of 2000, the discontinuation of the weekly newsletter division, in 2000, and lower classified and royalty revenue. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production and distribution expense along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

        Revenues. Advertising revenues increased $0.3 million, or 1.4%, from $21.7 million for the three months ended March 31, 2000 to $22.0 million for the three months ended March 31, 2001. Law firm advertising was the greatest contributor, which increased $0.8 million during 2001 over the same period in 2000, primarily from increased volumes along with new publications in 2001. Partially offsetting this growth was a decline in classified advertising of $0.5 million resulting from lower volume of growth in that category.

        Revenues from ancillary products increased $0.1 million, or 0.9% from $11.2 million for the three months ended March 31, 2000 to $11.3 million for the three months ended March 31, 2001. Although net revenue in this category increased only $0.1 million, strong growth was reflected in attendees and exhibitors' revenue at trade shows, seminar revenue, book revenue from new book titles and book updates along with increased newsletter and information service revenue resulting from acquisitions made during 2000 and 2001. This growth was partially offset by lower licensing and royalty fees and syndication revenue.

        Operating costs and expenses. Total operating costs and expenses decreased $4.6 million, or 10.6%, from $42.9 million for the three months ended March 31, 2000 to $38.3 million for the three months ended March 31, 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production and distribution costs along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001. The new acquisitions commenced in 2000 and 2001 are fully reflected in the results for the three months ended March 31, 2001, while the results for the three months ended March 31, 2000 had no like expense.

        Editorial expenses decreased $1.7 million, or 22.1%, from $7.7 million for the three months ended March 31, 2000 to $6.0 million for the three months ended March 31, 2001. The decrease primarily resulted from reduced editorial costs of $2.3 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000. This decrease was partially offset by increased costs of $0.5 million related to new publications and acquisitions made during 2000 and 2001.

        Production and distribution expenses increased $0.5 million, or 6.4%, from $8.2 million for the three months ended March 31, 2000 to $8.7 million for the three months ended March 31, 2000. The increase was primarily due to increased production and distribution expenses of $0.7 million for new publications and the acquisitions during 2000 and 2001 along with higher tradeshow costs of $0.3 million related to increased revenues in this division of the business. Partially offsetting these increased costs were lower costs from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000.

        Selling expenses decreased $1.2 million, or 13.9%, from $8.9 million for the three months ended March 31, 2000 to $7.7 million for the three months ended March 31, 2001. The decrease was primarily attributable to the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing selling expenses. In addition, lower overall circulation costs throughout the Company were incurred, partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

        General and administrative expenses decreased $2.4 million, or 22.6%, from $10.9 million for the three months ended March 31, 2000 to $8.5 million for the three months ended March 31, 2001. This decrease resulted primarily from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division. In addition, a reduction in 2001 of temporary support needed for special projects along with decreased professional fees attributed to the reduction in 2001 expenses added to this decrease. Partially offsetting these reductions were higher costs related to new publications and acquisitions made during 2000 and 2001.

        Depreciation and amortization increased $0.4 million, or 4.6%, from $7.1 million for the three months ended March 31, 2000 to $7.5 million for the three months ended March 31, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

        Operating profit. As a result of the above factors, operating profit totaled $0.7 million for the three months ended March 31, 2001 as compared to an operating loss of $4.0 million for the three months ended March 31, 2000. In addition, EBITDA increased $5.1 million, or 161.7%, from $3.1 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001.

FIRST QUARTER OF LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures. Capital expenditures decreased $1.8 million, or 66.6%, from $2.7 million for the three months ended March 31, 2000 compared to $0.9 million for the three months ended March 31, 2001. Capital expenditures for the first quarter of 2000 included costs of $0.4 million attributable to the Business prior to its sale and higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. Expenditures in the first quarter of 2000 primarily resulted from database development and enhancements to existing computer systems.

        Net cash provided by operating activities. Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2001, which primarily reflects depreciation and amortization of $7.5 million, an increase in accrued interest payable of $4.4 million, a decrease in accounts receivable of $0.6 million and a decrease in other assets of $0.5 million, partially offset by a decrease in accounts payable and accrued expenses of $6.7 million, a net loss of $5.3 million, and decreases in deferred income of $0.3 million and other non-current liabilities of $0.3 million.

        Net cash used in investing activities. Net cash used in investing activities was $6.9 million for the three months ended March 31,2001, resulting from the Haslam acquisition in January 2001 and capital expenditures of $0.9 million during the first quarter of 2001.

         Net cash provided by financing activities. Net cash provided by financing activities totaled $6.2 million for the three months ended March 31, 2001, which reflects a net drawdown of $4.7 million under the Company's Revolving Credit Facility along with the accretion of interest on senior discount notes.


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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.

         10.10++ Second Amendment to License Agreement between the Company and Law.com, Inc. dated May 15, 2001.

        (b)   Reports on Form 8-K.

        None.


++ Confidential treatment has been requested for certain portions of this document.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                      AMERICAN LAWYER MEDIA, INC.

                      May 15, 2001         /s/ WILLIAM L. POLLAK
                                      -----------------------------------------
                                             William L. Pollak
                                      President and Chief Executive Officer


                      May 15, 2001         /s/ LESLYE G. KATZ
                                      ------------------------------------------
                                               Leslye G. Katz
                                      Vice President and Chief Financial Officer