Form 10-Q
period 2001-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2001-08-14
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001.

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to __________ .


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

                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|    No |_|


As of August 14, 2001, there were 1,200,000 shares of the registrant's common stock, $.01 par value outstanding, the majority of which were held by affiliates.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX


PART I                                                                                        PAGE
                                                                                              ----
FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL  STATEMENTS

       Consolidated Balance Sheets at June 30, 2001 (unaudited)
           and December 31, 2000................................................................1
       Consolidated Statements of Operations (unaudited) for the Six
           Months Ended June 30, 2001 and 2000..................................................2
       Consolidated Statements of Operations (unaudited) for the Three
           Months Ended June 30, 2001 and 2000..................................................3
       Consolidated Statement of Changes in Stockholders' Equity for
           the Six Months Ended June 30, 2001 (unaudited).......................................4
       Consolidated Statements of Cash Flows (unaudited) for the Six Months
           Ended June 30, 2001 and 2000.........................................................5
       Notes to Consolidated Financial Statements at
           June 30, 2001 (unaudited).........................................................6-11


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................12

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK.................................................................18
PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..................................................................19

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................19

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................19

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................19

   ITEM 5. OTHER INFORMATION...................................................................19

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    2001           2000
                                                                                    ----           ----
                                                                                (unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents ................................................       $  1,618       $  2,263
Accounts receivable, net of allowance for doubtful accounts and returns
    of $2,425 and $2,836, respectively ...................................         18,554         19,613
Inventories, net .........................................................          1,665          1,561
Other current assets .....................................................          2,959          3,035
                                                                                 --------       --------
      Total current assets ...............................................         24,796         26,472
Property, plant and equipment, net of accumulated depreciation and
   amortization of $12,851 and $10,045 respectively ......................         12,916         14,000
Intangible assets, net of accumulated amortization of $41,751 and $35,838,
   respectively ..........................................................        135,041        139,757
Goodwill, net of accumulated amortization of $42,170 and $35,882,
   respectively ..........................................................        147,333        148,083
Deferred financing costs, net of accumulated amortization of $3,488 and
   $2,969, respectively ..................................................          6,120          6,502
Other assets .............................................................            433          5,220
                                                                                 --------       --------
       Total assets ......................................................       $326,639       $340,034
                                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable .........................................................       $  6,962       $  8,789
Accrued expenses .........................................................          9,316         10,435
Accrued interest payable .................................................            912            867
Deferred income (including deferred subscription income of $17,107 and
   $16,975, respectively) ................................................         22,084         21,891
                                                                                 --------       --------
       Total current liabilities .........................................         39,274         41,982
Long-term debt:
Revolving credit facility ................................................         27,200         20,500
Senior notes .............................................................        175,000        175,000
Senior discount notes ....................................................         53,194         50,120
                                                                                 --------       --------
           Total long-term debt ..........................................        255,394        245,620
Deferred income taxes ....................................................         28,321         29,827
Other noncurrent liabilities .............................................          6,444          6,877
                                                                                 --------       --------
Total liabilities ........................................................        329,433        324,306
Stockholders' equity:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,200,000 issued
   and outstanding at June 30, 2001 and December 31, 2000 ................             12             12
Paid-in-capital ..........................................................         96,466         96,466
Accumulated deficit ......................................................        (99,212)       (80,750)
Accumulated other comprehensive loss .....................................            (60)            --
                                                                                 --------       --------
       Total stockholders' equity ........................................         (2,794)        15,728
                                                                                 --------       --------
       Total liabilities and stockholders' equity ........................       $326,639       $340,034
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         FOR THE SIX MONTHS ENDED
                                                 JUNE 30,
                                         ------------------------
                                           2001            2000
                                         --------        --------
REVENUES:
Periodicals:
   Advertising ................          $ 44,559        $ 44,959
   Subscription ...............            11,558          11,884
Ancillary products and services            20,715          22,687
                                         --------        --------
   Total net revenues .........            76,832          79,530
                                         --------        --------
OPERATING EXPENSES:
Editorial .....................            11,771          13,665
Production and distribution ...            16,635          16,099
Selling .......................            14,833          16,583
General and administrative ....            20,210          20,324
Depreciation and amortization .            14,994          14,264
                                         --------        --------
   Total operating expenses ...            78,443          80,935
                                         --------        --------
   Operating loss .............            (1,611)         (1,405)
Interest expense ..............           (13,220)        (12,609)
Other (loss) income ...........            (4,672)             30
                                         --------        --------
   Loss before income taxes ...           (19,503)        (13,984)

Benefit for income taxes ......             1,041           1,611
                                         --------        --------
   Net loss ...................          $(18,462)       $(12,373)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                       FOR THE THREE MONTHS ENDED
                                                  JUNE 30,
                                       --------------------------
                                         2001              2000
                                       --------         ---------
REVENUES:
Periodicals:
   Advertising ................        $ 22,582         $ 23,232
   Subscription ...............           5,810            6,008
Ancillary products and services           9,426           11,447
                                       --------         --------
   Total net revenues .........          37,818           40,687
                                       --------         --------
OPERATING EXPENSES:
Editorial .....................           5,792            5,992
Production and distribution ...           7,887            7,881
Selling .......................           7,160            7,672
General and administrative ....          11,748            9,398
Depreciation and amortization .           7,524            7,121
                                       --------         --------
   Total operating expenses ...          40,111           38,064
                                       --------         --------
   Operating (loss) income ....          (2,293)           2,623
Interest expense ..............          (6,599)          (6,280)
Other (loss) income ...........          (4,692)              17
                                       --------         --------
   Loss before income taxes ...         (13,584)          (3,640)
Benefit for income taxes ......             467              805
                                       --------         --------
   Net loss ...................        $(13,117)        $ (2,835)
                                       ========         ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                       ADDITIONAL                       OTHER
                                                             PAR        PAID-IN       ACCUMULATED    COMPREHENSIVE
                                              SHARES        VALUE       CAPITAL         DEFICIT          LOSS           TOTAL
                                              ------        -----       -------         -------          ----           -----
                                                  COMMON STOCK
                                              -------------------
Balance at December 31, 2000 .......        1,200,000        $12        $96,466        $(80,750)        $ --         $ 15,728
Net loss ...........................               --         --             --         (18,462)          --          (18,462)
Unrealized loss on equity securities
  available for sale, net of tax ...               --         --             --              --          (60)             (60)
                                            ---------        ---        -------        --------         ----         --------
    Total comprehensive loss .......               --         --             --              --           --          (18,522)
Balance at June 30, 2001 ...........        1,200,000        $12        $96,466        $(99,212)        $(60)        $ (2,794)
                                            =========        ===        =======        ========         ====         ========


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ------------------------
                                                                              2001            2000
                                                                            -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................        $(18,462)        $(12,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization .....................................          14,994           14,264
Non-cash interest .................................................             520              493
Impairment of private equity investments ..........................           4,700               --
    Decrease (increase) in:
Accounts receivable, net ..........................................           1,162           (5,615)
Inventories .......................................................            (104)              30
Other current assets ..............................................             129              500
Other assets ......................................................             555              (18)
   (Decrease) increase in:
Accounts payable ..................................................          (1,850)          (1,624)
Accrued expenses ..................................................          (1,770)          (1,181)
Accrued interest payable ..........................................              44               28
Deferred income ...................................................            (661)             785
Other noncurrent liabilities ......................................          (1,939)          (1,124)
                                                                           --------         --------
   Total adjustments ..............................................          15,780            6,538
                                                                           --------         --------
   Net cash used in operating activities ..........................          (2,682)          (5,835)
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................          (1,706)          (3,538)
Proceeds received from sale of business ...........................              --            9,184
Purchase of business ..............................................          (5,893)          (4,950)
                                                                           --------         --------
   Net cash (used in) provided by  investing activities ...........          (7,599)             696
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on revolving credit facility ..............................           6,700            2,000
Accretion of interest on senior discount notes ....................           3,074            2,719
Payment of deferred financing costs ...............................            (138)              --
                                                                           --------         --------
   Net cash provided by financing activities ......................           9,636            4,719
                                                                           --------         --------
   Net decrease in cash ...........................................            (645)            (420)
                                                                           --------         --------
CASH, beginning of period .........................................           2,263            1,598
                                                                           --------         --------
CASH, end of period ...............................................        $  1,618         $  1,178
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes ...................................................        $    863         $     --
                                                                           ========         ========
   Interest .......................................................        $  9,594         $  9,296
                                                                           ========         ========
Non-cash:
   Preferred membership interest received from sale of business ...        $     --         $  2,500
                                                                           ========         ========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2000.

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

         Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

         Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

         Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and trade show revenues and income from a daily fax service of court decisions. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,790,500 and $2,631,500 are included in accounts receivable in the accompanying consolidated June 30, 2001 and December 31, 2000 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures totaled approximately $1,863,300 and $2,100,900 for the three months ended June 30, 2001 and 2000, respectively, and $3,732,700 and $4,370,600 for the six months ended June 30, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such impairment has occurred related to goodwill or intangibles. Reference is made in Note 4 for write-downs taken on investments.

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

New Accounting Pronouncements

         On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 141"), Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. With adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company is assessing the impact of SFAS 142 and is evaluating whether or not the Company may incur an impairment charge in accordance with the adoption of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

3. DEBT

         On December 22, 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes are unsecured general senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company and each of the subsidiary guarantors is a wholly-owned subsidiary of the Company. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         In December 1997, the Company issued $63,275,000 aggregate principal amount at maturity of 12.25% of Senior Discount Notes due 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


3. DEBT (CONTINUED)

The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations of the Company. The Discount Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations and restrict distributions from certain restricted subsidiaries,. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

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

         Effective March 29, 1999, the Company and ALM amended the Revolving Credit Facility to limit ALM's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

         Effective July 20, 1999, the Revolving Credit Facility was further amended to permit for the sale of the Company's Internet business to Law.com and to modify certain debt covenants.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

3. DEBT (CONTINUED)

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

         Effective August 10, 2001, the Revolving Credit Facility was amended to permanently reduce the aggregate revolving commitment to $29 million as well as to waive compliance with certain of the covenants at June 30, 2001. The Company and lenders under the Revolving Credit Facility will discuss further amendments to the Revolving Credit Facility.

         At June 30, 2001, the amount outstanding under the Revolving Credit Facility was $27.2 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at June 30, 2001. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the six months ended June 30, 2001 would have increased the Company's net loss to approximately $18,565,000.

4. OTHER (LOSS) INCOME

         During the second quarter of 2001, the Company wrote off certain investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other
(loss) income.

5. RESTRUCTURING CHARGE

         During the second quarter of 2001, upon the announcement of its plan to restructure certain of its operations, the Company accrued approximately $1.7 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of June 30, 2001, approximately $1.3 million representing the unpaid charges has been included in accrued expenses.

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

OVERVIEW

         The following discussion compares the financial results of the Company for the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000.

         In February 2000, the Company discontinued publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two weekly newsletters.

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

         During the second quarter of 2001, the Company recorded a one-time restructuring charge of $1.7 million resulting from the elimination of 70 full time positions including the Company's Chief Financial Officer. Restructuring component costs primarily consisted of severance, related payroll taxes and outside consulting services. At June 30, 2001, $0.4 million was charged against the recorded accrual.

         During the second quarter of 2001, the Company recorded a permanent impairment of $4.7 million on its private equity investments.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 2001 Compared to Six Months Ended June 30,
2000

         Overview. Revenues decreased by $2.7 million, or 3.4%, from $79.5 million for the six months ended June 30, 2000 to $76.8 million for the six months ended June 30, 2001. Total operating costs and expenses decreased $2.5 million, or 3.1%, from $80.9 million for the six months ended June 30, 2000 to $78.4 million for the six months ended June 30, 2001. As a result, the net operating loss totaled $1.6 million for the six months ended June 30, 2001 as compared to a net operating loss of $1.4 million for the six months ended June 30, 2000. "EBITDA" is defined as income before interest, income tax, depreciation and amortization and other (loss) income. EBITDA increased $0.5 million, or 4.1%, from $12.9 million for the six months ended June 30, 2000 to $13.4 million for the six months ended June 30, 2001. Total operating costs and EBITDA for 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, total operating costs during the current year would have decreased $4.2 million, or 5.2%, and EBITDA would have increased $2.2 million, or 17.2%, during the current year over the same period during the prior year. Excluding the restructuring charge, the operating profit and the increase in EBITDA during 2001 resulted primarily from operating costs declining at a quicker pace than revenue.

          Revenue declines for the six months ended June 2001 from the six months ended June 30, 2000 primarily resulted from lower content licensing fees and royalty fees, the elimination of $0.5 million of revenue resulting from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division in 2000 along with declines in advertising and subscription revenue. Partially offsetting this decline are increased revenues realized in new publications and the Company's acquisitions during 2000 and 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production expense along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, direct cost related to the reduction of revenue and cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001 along with the restructuring charge recorded in June 2001.

         Revenues. Advertising revenues decreased $0.4 million, from $45.0 million for the six months ended June 30, 2000 to $44.6 million for the six months ended June 30, 2001. The year over year decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $2.0 million across all of the Company's core publications. Also contributing to this decline was a decrease in legal notice advertising of $0.2 million during the six months ended June 30, 2001 as compared to the same period last year. Partially offsetting these declines were strong growth in law firm advertising, which grew $1.6 million, or 34.0%, from $4.8 million for the six months ended June 30, 2000 to $6.5 million for the six months ended June 30, 2001 along with increases in directories and consumer advertising. Growth in law firm advertising resulted primarily from increased advertising pages, increased frequency in two publications and new publications in 2001.

         Subscription revenues decreased $0.3 million, or 2.7%, from $11.9 million for the six months ended June 30, 2000 to $11.6 million for the six months ended June 30, 2001. The decline in subscription revenue in 2001 resulted primarily from slight declines throughout all of the Company's publications.

         Revenues from ancillary products decreased $2.0 million, or 8.7%, from $22.7 million for the six months ended June 30, 2000 to $20.7 million for the six months ended June 30, 2001. A decline in revenue from ancillary products resulted primarily from lower content licensing and royalty fees and lower domestic seminar and tradeshow revenue due to a decline in attendance. This decline was partially offset by year over year revenue growth in information services and overseas tradeshows acquired during 2000 and 2001.

         Operating costs and expenses. Total operating costs and expenses decreased $2.5 million, or 3.1%, from $80.9 million for the six months ended June 30, 2000 to $78.4 million for the six months ended June 30, 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories but were partially offset by higher production and distribution costs along with increased depreciation and amortization. Included in operating costs for 2001 is a one time restructuring charge of $1.7 million. Excluding this charge, total operating costs decreased $4.2 million, or 5.2%. Lower operating costs of $6.2 million primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with savings from cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001. The new acquisitions commenced in 2000 and 2001 are fully reflected in the results for the six months ended June 30, 2001, while the results for the six months ended June 30, 2000 only had a portion of those expenses.

         Editorial expenses decreased $1.9 million, or 13.9%, from $13.7 million for the six months ended June 30, 2000 to $11.8 million for the six months ended June 30, 2001. The decrease primarily resulted from reduced editorial costs of $2.5 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000. This decrease was partially offset by increased costs of $0.5 million related to new publications and acquisitions made during 2000 and 2001.

         Production and distribution expenses increased $0.5 million, or 3.3%, from $16.1 million for the six months ended June 30, 2000 to $16.6 million for the six months ended June 30, 2000. The increase was primarily due to higher costs of $1.3 million for new publications and acquisitions made during 2000 and 2001. Partially offsetting these increased costs were lower costs of $0.7 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000.

         Selling expenses decreased $1.8 million, or 10.6%, from $16.6 million for the six months ended June 30, 2000 to $14.8 million for the six months ended June 30, 2001. The decrease was primarily attributable to lower selling costs of $1.3 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing selling expenses. In addition, lower overall circulation costs throughout the Company were incurred, partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

         General and administrative expenses decreased $0.1 million, or 0.6%, from $20.3 million for the six months ended June 30, 2000 to $20.2 million for the six months ended June 30, 2001. Included in general and administrative expense for 2001 is the one time restructuring charge of $1.7 million. Excluding this charge, general and administrative expense decreased $1.8 million, or 8.8%. The decrease resulted from savings of $1.6 million from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division. In addition, a reduction in corporate salaries and incentives, bad debt and consulting costs contributed to the expense reduction in 2001. Partially offsetting these reductions were higher costs related to new publications and acquisitions made during 2000 and 2001 along with increased legal and professional fees.

         Depreciation and amortization increased $0.7 million, or 5.1%, from $14.3 million for the six months ended June 30, 2000 to $15.0 million for the six months ended June 30, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades, facilities and equipment modernization, along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

         Operating loss. As a result of the above factors, operating loss totaled $1.6 million for the six months ended June 30, 2001 as compared to an operating loss of $1.4 million for the six months ended June 30, 2000. EBITDA increased $0.5 million, or 4.1%, from $12.9 million for the six months ended June 30, 2000 to $13.4 million for the six months ended June 30, 2001. Excluding the 2001 restructuring charge, the Company would have recorded an operating profit of $0.1 million and EBITDA would have increased $2.2 million, or 17.2% during the six months ended June 30, 2001 over the same period during the prior year.

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Overview. Revenues decreased by $2.9 million, or 7.1%, from $40.7 million for the quarter ended June 30, 2000 to $37.8 million for the quarter ended June 30, 2001. Total operating costs and expenses increased $2.0 million, or 5.4%, from $38.1 million for the quarter ended June 30, 2000 to $40.1 million for the quarter ended June 30, 2001. As a result, the net operating loss totaled $2.3 million for the quarter ended June 30, 2001 as compared to an operating profit of $2.6 million for the quarter ended June 30, 2000. EBITDA decreased $4.5 million, or 46.3%, from $9.7 million for the quarter ended June 30, 2000 to $5.2 million for the quarter ended June 30, 2001. Total operating costs and EBITDA for the quarter ended June 30, 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, total operating costs would have increased $0.4 million, or 1.0% and EBITDA would have decreased $2.8 million, or 29.1% during the quarter ended June 30, 2001 over the same period of the prior year. Excluding the restructuring charge, the operating loss of $0.6 million and the decrease in EBITDA during 2001 resulted primarily from the decline in total revenue.

          Revenue declines for the quarter ended June 30,2001 from the quarter ended June 30, 2000 primarily resulted from lower content licensing fees and royalty fees, declines in advertising and subscription revenue and the discontinuation of the weekly newsletter division. Partially offsetting this decline are increased revenues from new publications and the Company's acquisitions during 2000 and 2001. Higher operating costs during the three months ended June 30, 2001 over the same period of the prior year primarily resulted from a restructuring charge recorded in the second quarter of this year along with increased costs related to new publications and acquisitions made during 2000 and 2001 and increased depreciation and amortization. These increases in operating costs were partially offset by lower editorial and selling expenses.

         Revenues. Advertising revenues decreased $0.6 million, or 2.8%, from $23.2 million for the quarter ended June 30, 2000 to $22.6 million for the quarter ended June 30, 2001. The decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $1.5 million across all of the Company's core publications. Also contributing to this decline was a decrease in legal notice advertising of $0.3 million during the quarter ended June 30, 2001 as compared to the same period last year. Partially offsetting these declines were strong growth in law firm advertising, which grew $0.9 million, or 34.4%, from $2.5 million for the quarter ended June 30, 2000 to $3.4 million for the quarter ended June 30, 2001 along with increases in directories and consumer advertising revenue. Growth in law firm advertising revenues resulted primarily from increased advertising pages, increased frequency in two publications and new publications in 2001.

         Subscription revenues decreased $0.2 million, or 3.3%, from $6.0 million for the quarter ended June 30, 2000 to $5.8 million for the quarter ended June 30, 2001. The decline in subscription revenue in 2001 resulted primarily from slight declines throughout all of the Company' s publications.

         Revenues from ancillary products decreased $2.0 million, or 17.7%, from $11.4 million for the quarter ended June 30, 2000 to $9.4 million for the quarter ended June 30, 2001. A decline in revenue from ancillary products resulted primarily from lower content licensing and royalty fees, lower book revenue due to timing of book releases and lower domestic seminar and tradeshow revenue due to a decline in attendance. This decline was partially offset by revenue growth in information services, overseas tradeshows acquired during 2000 and 2001.

         Operating costs and expenses. Total operating costs and expenses increased $2.0 million, or 5.4%, from $38.1 million for the quarter ended June 30, 2000 to $40.1 million for the quarter ended June 30, 2001. Higher operating costs during the second quarter of 2001 as compared to the second quarter of 2000 resulted primarily from a $1.7 million restructuring charge recorded in June 2001 along with increased costs related to new publications and acquisitions made during 2000 and 2001 and increased depreciation and amortization. These increases in operating costs were partially offset by lower editorial and selling expenses. Excluding the restructuring charge, total operating costs increased $0.4 million, or 1.0%.

         Editorial expenses decreased $0.2 million, or 3.3%, from $6.0 million for the quarter ended June 30, 2000 to $5.8 million for the quarter ended June 30, 2001. The decrease resulted from reduced editorial costs due to the discontinuation of the weekly newsletter in 2000.

         Production and distribution expenses remained flat at $7.9 million for both quarters ended June 30, 2000 and June 30, 2001. Although there was no overall change in this category, increased costs of $0.6 million were recorded from new publications and acquisitions made during 2000 and 2001 and were fully offset by lower mechanical and distribution costs from the Company's book and tradeshow divisions and various other publications.

         Selling expenses decreased $0.5 million, or 6.7%, from $7.7 million for the quarter ended June 30, 2000 to $7.2 million for the quarter ended June 30, 2001. The decrease was primarily attributable to lower selling costs of $0.1 million from the discontinuation of the weekly newsletter division in 2000, lower classified advertising costs resulting from declines in classified revenue along with reduced circulation and general marketing costs. Partially offsetting this decline were higher costs of $0.2 million related to new publications and acquisitions made during 2000 and 2001.

         General and administrative expenses increased $2.3 million, or 25.0%, from $9.4 million for the quarter ended June 30, 2000 to $11.7 million for the quarter ended June 30, 2001. Included in general and administrative expense for the second quarter 2001 is a restructuring charge of $1.7 million. Excluding this charge, general and administrative expense increased $0.7 million, or 7.1%. The increase resulted primarily from higher costs of $0.7 million related to new publications and acquisitions made during 2000 and 2001, along with increased legal and professional fees. These increases were partially offset by lower corporate salary and incentive costs and savings from the discontinuation of the weekly newsletter division in 2000.

         Depreciation and amortization increased $0.4 million, or 5.7%, from $7.1 million for the quarter ended June 30, 2000 to $7.5 million for the quarter ended June 30, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades, facilities and equipment modernization, along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

         Operating loss. As a result of the above factors, the operating loss totaled $2.3 million for the quarter ended June 30, 2001 as compared to an operating profit of $2.6 million for the quarter ended June 30, 2000. EBITDA decreased $4.5 million, or 46.3%, from $9.7 million for the quarter ended June 30, 2000 to $5.2 million for the quarter ended June 30, 2001. Total operating loss and EBITDA for the quarter ended June 30, 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, the Company would have recorded an operating loss of $0.6 million and EBITDA would have decreased $2.8 million, or 29.1% during the second quarter of 2001 over the same period during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures. Capital expenditures decreased $1.8 million, or 51.8%, from $3.5 million for the six months ended June 30, 2000 compared to $1.7 million for the six months ended June 30, 2001. Capital expenditures for the 2000 period included costs of $0.4 million attributable to the Business prior to its sale and higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. Capital expenditures for 2001 primarily result from database development, enhancements to existing computer systems and facilities and equipment modernization.

         Net cash used in operating activities. Net cash used in operating activities was $2.7 million for the six months ended June 30, 2001, which primarily reflects a net loss of $18.5 million, a decrease in accounts payable and accrued expenses of $3.6 million and a decrease in other non-current liabilities of $1.9 million. This use of cash was partially offset by depreciation and amortization of $15.0 million, a decrease of $4.7 million in investment of private equity securities, a decrease in other assets of

$0.6 million, a decrease in accounts receivable of $1.2 million and an increase in non-cash interest of $0.5 million.

         Net cash used in investing activities. Net cash used in investing activities was $7.6 million for the six months ended June 30, 2001, resulting from the Haslam acquisition in January 2001 and capital expenditures made during the 2001 period.

          Net cash provided by financing activities. Net cash provided by financing activities totaled $9.6 million for the six months ended June 30, 2001, which primarily reflects a net drawdown of $6.7 million under the Company's Revolving Credit Facility along with the accretion of interest on the Company's senior discount notes.

         The Company maintains a $29.0 million credit facility with various lending institutions. At June 30, 2001 the Company had $27.2 million of borrowings outstanding and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details regarding the terms of the Revolving Credit Facility, see Note 3 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Note 3 to the Consolidated Financial Statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or the results of its operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                   AMERICAN LAWYER MEDIA HOLDINGS, INC.

                   August 14, 2001    /s/ WILLIAM L. POLLAK
                                    ---------------------------------
                                            William L. Pollak
                                    President and Chief Executive Officer

                   August 14, 2001    /s/ STEPHEN C. JACOBS
                                    ---------------------------------
                                              Stephen C. Jacobs
                                    Vice President and Chief Financial Officer