Form 10-Q
period 2001-09-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2001-11-14
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

                                       or

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

                              Yes [X]    No [ ]








As of November 14, 2001, there were 1,200,000 shares of the registrant's common stock, $.01 par value outstanding, the majority of which were held by affiliates.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

PART I                                                                                               PAGE
                                                                                                     ----
FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at September 30, 2001 (unaudited)
                 and December 31, 2000.................................................................1
             Consolidated Statements of Operations (unaudited) for the Nine
                 Months Ended September 30, 2001 and 2000..............................................2
             Consolidated Statements of Operations (unaudited) for the Three
                 Months Ended September 30, 2001 and 2000..............................................3
             Consolidated Statement of Changes in Stockholders' Equity for
                 the Nine Months Ended September 30, 2001 (unaudited)..................................4
             Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                 Ended September 30, 2001 and 2000.....................................................5
             Notes to Consolidated Financial Statements at
                 September 30, 2001 (unaudited).....................................................6-12


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK..................................................................19
PART II

OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...................................................................20

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................20

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................20

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................20

         ITEM 5. OTHER INFORMATION....................................................................20

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     2001             2000
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents ................................................      $   1,264       $   2,263
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,519 and 2,836 respectively .........................................         16,723          19,613
Inventories, net .........................................................          1,495           1,561
Other current assets .....................................................          2,603           3,035
                                                                                ---------       ---------
      Total current assets ...............................................         22,085          26,472
Property, plant and equipment, net of accumulated depreciation and
   amortization of $13,567 and $10,045, respectively .....................         11,858          14,000
Intangible assets, net of accumulated amortization of $44,711 and $35,838,
   respectively ..........................................................        132,082         139,757
Goodwill, net of accumulated amortization of $45,330 and $35,881,
respectively .............................................................        144,201         148,083
Deferred financing costs, net of accumulated amortization of $3,751 and
   $2,969, respectively ..................................................          5,858           6,502
Other assets .............................................................            720           5,220
                                                                                ---------       ---------
       Total assets ......................................................      $ 316,804       $ 340,034
                                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................      $   4,712       $   8,789
Accrued expenses .........................................................         10,272          10,435
Accrued interest payable .................................................          5,200             867
Deferred income (including deferred subscription income of $15,969 and
   $16,975, respectively) ................................................         20,061          21,891
                                                                                ---------       ---------
       Total current liabilities .........................................         40,245          41,982
Long-term debt:
Revolving credit
   facility ..............................................................         24,500          20,500
Senior notes .............................................................        175,000         175,000
Senior discount notes ....................................................         54,823          50,120
                                                                                ---------       ---------
           Total long-term debt ..........................................        254,323         245,620
Deferred income taxes ....................................................         27,516          29,827
Other noncurrent liabilities .............................................          6,886           6,877
                                                                                ---------       ---------
       Total liabilities .................................................        328,970         324,306
Stockholders' equity:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,200,000 issued
and outstanding at September 30, 2001 and December 31, 2000 ..............             12              12
Paid-in-capital ..........................................................         96,466          96,466
Accumulated deficit ......................................................       (108,595)        (80,750)
Accumulated other comprehensive loss .....................................            (49)             --
                                                                                ---------       ---------
       Total stockholders' equity ........................................        (12,166)         15,728
                                                                                ---------       ---------
       Total liabilities and stockholders' equity ........................      $ 316,804       $ 340,034
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2001               2000
                                                                              -----------        -----------
REVENUES:
Periodicals:
   Advertising......................................................          $    64,768        $    66,171
   Subscription.....................................................               17,311             17,766
Ancillary products and services.....................................               28,355             32,018
                                                                              -----------        -----------

   Total revenues...................................................              110,434            115,955
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................               17,464             19,982
Production and distribution.........................................               23,425             23,374
Selling.............................................................               21,659             23,989
General and administrative..........................................               29,652             29,819
Depreciation and amortization.......................................               22,530             21,168
                                                                              -----------        -----------

   Total operating expenses.........................................              114,730            118,332
                                                                              -----------        -----------
   Operating loss...................................................               (4,296)            (2,377)
Interest expense....................................................              (19,882)           (19,176)
Other (loss) income, net............................................               (5,514)                57
                                                                              -----------        -----------

   Loss before income taxes.........................................              (29,692)           (21,496)

Benefit for income taxes............................................                1,847              2,305
                                                                              -----------        -----------

   Net loss.........................................................          $   (27,845)       $   (19,191)
                                                                              ===========        ===========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              ------------------------------
                                                                                  2001               2000
                                                                              -----------        -----------
REVENUES:
Periodicals:
   Advertising......................................................          $    20,209        $    21,212
   Subscription.....................................................                5,754              5,881
Ancillary products and services.....................................                7,640              9,332
                                                                              -----------        -----------

   Total revenues...................................................               33,603             36,425
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................                5,693              6,317
Production and distribution.........................................                6,790              7,275
Selling.............................................................                6,826              7,403
General and administrative..........................................                9,443              9,496
Depreciation and amortization.......................................                7,536              6,904
                                                                              -----------        -----------

   Total operating expenses.........................................               36,288             37,395
                                                                              -----------        -----------
   Operating loss...................................................               (2,685)              (970)
Interest expense....................................................               (6,660)            (6,568)
Other (loss) income, net............................................                 (843)                27
                                                                              ------------       -----------

   Loss before income taxes.........................................              (10,188)            (7,511)
Benefit for income taxes............................................                  805                694
                                                                              -----------        -----------

   Net loss.........................................................          $    (9,383)       $    (6,817)
                                                                              ===========        ===========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                        ADDITIONAL                       OTHER
                                                                         PAID-IN       ACCUMULATED   COMPREHENSIVE
                                            SHARES       PAR VALUE       CAPITAL         DEFICIT          LOSS           TOTAL
                                          ----------     ---------      ---------      ----------      ---------       ----------
                                                 COMMON STOCK
                                          ------------------------
Balance at December 31, 2000 .......      1,200,000      $      12      $  96,466      $ (80,750)      $      --       $  15,728
Net loss ...........................             --             --             --        (27,845)             --         (27,845)
Unrealized loss on equity securities
  available for sale, net of tax ...             --             --             --             --             (49)            (49)
                                          ---------      ---------      ---------      ---------       ---------       ---------
    Total comprehensive loss .......             --             --             --             --              --         (27,894)
Balance at September 30, 2001 ......      1,200,000      $      12      $  96,466      $(108,595)      $     (49)      $ (12,166)
                                          =========      =========      =========      =========       =========       =========


     The accompanying notes to the consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        -------------------------
                                                                           2001           2000
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................      $(27,845)      $(19,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization .....................................        22,530         21,168
Non-cash interest .................................................           782            739
Loss on sale of assets ............................................           872             --
Impairment of private equity investments ..........................         4,700             --
Accretion of interest on senior discount notes ....................         4,703          4,162
   Decrease (increase) in:
Accounts receivable, net ..........................................         2,829         (3,081)
Inventories .......................................................          (144)           (95)
Other current assets ..............................................           290         (2,996)
Other assets ......................................................           306            (38)
   (Decrease) increase in:
Accounts payable ..................................................        (4,102)        (3,851)
Accrued expenses ..................................................        (1,002)          (841)
Accrued interest payable ..........................................         4,332          4,285
Deferred income ...................................................        (2,711)            (4)
Other noncurrent liabilities ......................................        (2,303)        (1,772)
                                                                         --------       --------
   Total adjustments ..............................................        31,082         17,676
                                                                         --------       --------
   Net cash provided by (used in) in operating activities .........         3,237         (1,515)
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................        (2,476)        (4,039)
Proceeds received from sale of assets .............................           300          9,184
Purchase of business ..............................................        (5,922)        (4,950)
Purchase of trade name ............................................            --            (20)
                                                                         --------       --------
   Net cash (used in) provided by investing activities ............        (8,098)           175
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Drawdown under revolving credit facility ..........................         4,000             --
Payment of deferred financing costs ...............................          (138)            --
                                                                         --------       --------
   Net cash provided by financing activities ......................         3,862             --
                                                                         --------       --------
   Net decrease in cash ...........................................          (999)        (1,340)
                                                                         --------       --------

CASH, beginning of period .........................................         2,263          1,598
                                                                         --------       --------

CASH, end of period ...............................................      $  1,264       $    258
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes ...................................................      $    863       $    112
                                                                         ========       ========
   Interest .......................................................      $ 10,082       $  9,799
                                                                         ========       ========
Non-cash:
   Preferred membership interest received from sale of Business ...      $     --       $  2,500
                                                                         ========       ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show revenues, revenues from jury verdict and settlement research. In addition, ancillary products and services revenues include third party printing revenue until July 2001 at which point the assets from the Florida printing operations were sold and such third party printing ceased. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Jury verdict and settlement research revenues are recognized upon fulfillment of orders. Printing revenues are recorded upon shipment.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,566,100 and $2,631,500 are included in accounts receivable in the accompanying consolidated September 30, 2001 and December 31, 2000 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures totaled approximately $1,569,700 and $1,573,000 for the three months ended September 30, 2001 and 2000, respectively, and $5,302,400 and $5,943,000 for the nine months ended September 30, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

         The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

         Inventories consist principally of paper and related binding materials utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are determined by the average cost method and are stated at the lower of cost or market.

Accounting for Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such impairment has occurred related to goodwill or intangibles. Reference is made in Note 4 for write-downs taken on available for sale investments.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings ........................      25 years
Furniture, machinery and equipment      5-9 years
Computer equipment and software ..      3-6 years

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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. With adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company is assessing the impact of SFAS 142 and is evaluating whether or not it will incur an impairment charge in accordance with the adoption of this statement.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 in the first quarter of 2002 and is currently assessing the impact on its result of operations and financial position.

Income Taxes

         Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured pursuant to the tax laws. The federal income tax benefit is recorded in the accompanying consolidated statements of operations, reflecting the fact that the Company files a consolidated tax return with ALM.

3. DEBT

         On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes are unsecured general senior obligations of ALM and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


3. DEBT (CONTINUED)

and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of ALM and each of the subsidiary guarantors is a wholly-owned subsidiary of ALM. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         In December 1997, the Company issued $63,275,000 aggregate principal amount at maturity of 12.25% Senior Discount Notes due 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December
15. The Discount Notes are senior, unsecured obligations of the Company. The Discount Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations and restrict distributions from certain restricted subsidiaries. Finance costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

         On March 25, 1998, the Company and ALM signed a credit agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Finance costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by the Company and by all subsidiaries of ALM. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of ALM and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by the Company of all of the stock of ALM. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on ALM's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


3. DEBT (CONTINUED)

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

         Effective July 20, 1999, the Revolving Credit Facility was further amended to permit for the sale of the Company's Internet business to Law.com, Inc. and to modify certain debt covenants.

         Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the debt covenants, to permit the sale of the Company's business constituting The Daily Deal and Corporate Control Alert (the "Business") to The Daily Deal, L.L.C., a limit described above from $20.0 million to $22.5 million.

         Effective January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the Haslam acquisition and to increase the borrowing limit described above from $22.5 million to $29.0 million.

         Effective August 10, 2001, the Revolving Credit Facility was amended to permanently reduce the aggregate revolving commitment to $29.0 million and to clarify certain sections as well as to waive compliance with certain of the covenants at June 30, 2001.

         Effective October 15, 2001, the Company received a waiver of compliance with certain of the covenants at September 30, 2001 and at December 31, 2001. The Company and lenders under the Revolving Credit Facility are discussing further amendments to the Revolving Credit Facility.

         At September 30, 2001, the amount outstanding under the Revolving Credit Facility was $24.5 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at June 30, 2001. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the nine months ended September 30, 2001 would have increased the Company's net loss to approximately $27,996,000.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


4. OTHER (LOSS) INCOME

         During the second quarter of 2001, the Company wrote off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other (loss) income.

         During the third quarter of 2001, the Company sold certain assets associated with its printing facility in Florida. The Company recognized a net loss of approximately $0.9 million from the sale of these assets and other costs directly associated with the transaction.

5. RESTRUCTURING CHARGE

         During the second quarter of 2001, upon the decision to restructure certain of its operations, the Company accrued approximately $1.7 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of September 30, 2001, approximately $0.7 million, representing the unpaid charges, is included in accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-Q.

         Any statements in this quarterly report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the levels of advertising revenues, changes and delays in new product introductions, customer acceptance of new products and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The following discussion compares the financial results of the Company for the nine and three months ended September 30, 2001 to the nine and three months ended September 30, 2000.

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

         During the second quarter of 2001, the Company recorded a one-time pretax restructuring charge of $1.7 million. Restructuring component costs primarily consisted of severance, related payroll taxes and outside consulting services. At September 30, 2001, $1.0 million was charged against the recorded accrual.

         In addition, during the second quarter of 2001, the Company recorded a permanent impairment of $4.7 million at June 30, 2001 on its private equity investments.

         In July 2001, the Company sold certain of its assets associated with its Florida printing facility. In connection with the sale of the net assets, the Company recorded a loss of $0.9 million.

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Overview. Revenues decreased by $5.6 million, or 4.8%, from $116.0 million for the nine months ended September 30, 2000 to $110.4 million for the nine months ended September 30, 2001. Total operating expenses decreased $3.6 million, or 3.0%, from $118.3 million for the nine months ended September 30, 2000 to $114.7 million for the nine months ended September 30, 2001. As a result, the net operating loss totaled $4.3 million for the nine months ended September 30, 2001 as compared to a net operating loss of $2.4 million for the nine months ended September 30, 2000. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") showed a slight decline of $0.6 million, or 3.0%, from $18.8 million for the nine months ended September 30, 2000 to $18.2 million for the nine months ended September 30, 2001. Total operating expenses and EBITDA for 2001 include a $1.7 million pre-tax restructuring charge. Excluding this restructuring charge, total operating expenses during 2001 would have decreased $5.3 million, or 4.5%, and EBITDA would have increased $1.1 million, or 6.0%, during the nine months ended September 30, 2001 over the same period during 2000. Excluding the restructuring charge, the increase in EBITDA during the nine months ended September 30, 2001 resulted primarily from operating expenses declining at a quicker pace than revenue.

          Revenues during the nine months ended September 30, 2001 reflect the impact of the general slowdown within the economy. Revenue declines for the nine months ended September 2001 from the nine months ended September 30, 2000 primarily resulted from lower content licensing fees and royalty fees, the elimination of $0.5 million of revenue resulting from the sale of the Business and the discontinuation of the weekly newsletter division in 2000 along with declines in advertising, subscription and printing revenue. Partially offsetting this decline are increased revenues realized in new publications, and the Company's acquisitions during 2000 and 2001. Lower operating expenses during 2001 were realized in the editorial, selling and general and administrative expense categories, partially offset by increased depreciation and amortization expense. Lower operating expenses primarily resulted from the sale of the Business and the discontinuation of the weekly newsletter division, lower direct costs related to the reduction of revenue and cost containment efforts by the Company. This decrease in operating expenses was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001 along with the restructuring charge recorded during the second quarter of 2001 and increased depreciation and amortization expenses from additional goodwill, intangibles and capital assets recorded during 2000 and 2001.

         Revenues. Revenues decreased by $5.6 million, or 4.8%, from $116.0 million for the nine months ended September 30, 2000 to $110.4 million for the nine months ended September 30, 2001. Advertising revenues decreased $1.4 million, from $66.2 million for the nine months ended September 30, 2000 to $64.8 million for the nine months ended September 30, 2001. The decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $3.7 million across all of the Company's core publications. Partially offsetting this decline was strong growth in law firm advertising revenue, which grew $2.2 million, or 30.1%, from $7.3 million for the nine months ended September 30, 2000 to $9.5 million for the nine months ended September 30, 2001. Increased advertising pages and increased frequency in publishing two publications contributed to $1.5 million of the growth in law firm advertising revenue and new publications in 2001 contributed to the other $0.7 million in growth.

         Subscription revenues decreased $0.5 million, or 2.6%, from $17.8 million for the nine months ended September 30, 2000 to $17.3 million for the nine months ended September 30, 2001. The decline in subscription revenue in 2001 resulted primarily from slight declines in two of the Company's core publications.

         Revenues from ancillary products and services decreased $3.7 million, or 11.4%, from $32.0 million for the nine months ended September 30, 2000 to $28.4 million for the nine months ended September 30, 2001. A decline in revenues from ancillary products and services resulted primarily from lower content licensing and royalty fees, lower printing revenue resulting from the sale of certain of the assets of the Florida printing operations early in the third quarter of 2001 and lower seminar revenue due to a decline in attendance. These declines were partially offset by revenue growth in information services, book sales, domestic tradeshows and overseas tradeshows acquired during 2000.

         Operating expenses. Total operating expenses decreased $3.6 million, or 3.0%, from $118.3 million for the nine months ended September 30, 2000 to $114.7 million for the nine months ended September 30, 2001. Lower operating expenses during 2001 were primarily realized in the editorial and selling expense categories partially offset by higher depreciation and amortization expense. Included in operating expenses for 2001 is a one-time restructuring charge of $1.7 million. Excluding this charge, total operating expenses decreased $5.3 million, or 4.5%. Lower operating expenses of $6.7 million primarily resulted from the sale of the Business and the discontinuation of the weekly newsletter division, lower expenses directly related to the reduction in revenue recorded during the period, along with savings from cost containment efforts by the Company. This decrease in operating expenses was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001 and increased depreciation and amortization expenses from additional goodwill, intangibles and capital assets recorded during 2000 and 2001. The new acquisitions commenced in 2000 and 2001 are fully reflected in the results for the nine months ended September 30, 2001, while the results for the nine months ended September 30, 2000 only reflected a portion of those expenses.

         Editorial expenses decreased $2.5 million, or 12.6%, from $20.0 million for the nine months ended September 30, 2000 to $17.5 million for the nine months ended September 30, 2001. The decrease primarily resulted from reduced editorial expenses of $2.6 million from the sale of the Business along with the discontinuation of the weekly newsletter division in 2000 and lower expenses related to the reduction of content fees. This decrease was partially offset by increases related to new publications and acquisitions made during 2000 and 2001.

         Production and distribution expenses remained flat at $23.4 million for both the nine months ended September 30, 2001 and 2000. Although there was no overall change in this category, increased expenses of $1.5 million were recorded from new publications and acquisitions made during 2000 and 2001. These increases were fully offset by lower expenses of $0.8 million from the sale of the Business along with the discontinuation of the weekly newsletter division in 2000, the sale of the Company's Florida printing operations early in the third quarter of 2001 and lower production expenses resulting from office automation.

         Selling expenses decreased $2.3 million, or 9.7%, from $24.0 million for the nine months ended September 30, 2000 to $21.7 million for the nine months ended September 30, 2001. The decrease was primarily attributable to lower selling expenses of $1.4 million from the sale of the Business along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing selling expenses. In addition, lower overall selling expenses in the Company's core publications of $1.7 million were incurred in 2001. These decreases were partially offset by increased expenses related to new publications and acquisitions made during 2000 and 2001.

         General and administrative expenses decreased $0.1 million, or 0.6%, from $29.8 million for the nine months ended September 30, 2000 to $29.7 million for the nine months ended September 30, 2001. Included in general and administrative expenses for 2001 is the one-time restructuring charge of $1.7 million. Excluding this charge, general and administrative expenses decreased $1.8 million, or 6.2%. The decrease resulted from savings of $1.9 million from the sale of the Business and the discontinuation of the weekly newsletter division in 2000. In addition, a reduction in corporate salaries and incentives, bad debt and general insurance costs contributed to the expense reduction in 2001. Partially offsetting these reductions were higher costs related to new publications and acquisitions made during 2000 and 2001 along with increased legal and professional fees.

         Depreciation and amortization expenses increased $1.4 million, or 6.4%, from $21.2 million for the nine months ended September 30, 2000 to $22.5 million for the nine months ended September 30, 2001. Higher depreciation and amortization expenses resulted from the continuation of system enhancements and upgrades, facilities and equipment modernization and computer equipment purchases throughout 2000 and 2001. Increased goodwill and intangible assets recorded from acquisitions in 2000 and the first quarter of 2001 also contributed to the increased expense in this category.

         Operating loss. As a result of the above factors, operating loss totaled $4.3 million for the nine months ended September 30, 2001 as compared to an operating loss of $2.4 million for the nine months ended September 30, 2000. EBITDA decreased $0.6 million, or 3.0%, from $18.8 million for the nine months ended September 30, 2000 to $18.2 million for the nine months ended September 30, 2001. Excluding the one-time restructuring charge, the Company's operating loss would have increased $0.2 million and EBITDA would have grown $1.1 million during the nine months ended September 30, 2001 over the same period during 2000.

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Overview. Revenues decreased by $2.8 million, or 7.7%, from $36.4 million for the quarter ended September 30, 2000 to $33.6 million for the quarter ended September 30, 2001. Total operating expenses decreased $1.1 million, or 3.0%, from $37.4 million for the quarter ended September 30, 2000 to $36.3 million for the quarter ended September 30, 2001. As a result, the net operating loss totaled $2.7 million for the quarter ended September 30, 2001 as compared to a net operating loss of $1.0 million for the quarter ended September 30, 2000. EBITDA decreased $1.1 million, or 18.2%, from $5.9 million for the quarter ended September 30, 2000 to $4.9 million for the quarter ended September 30, 2001. The increase in net operating loss and the decrease in EBITDA during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 resulted primarily from revenues declining at a quicker pace than operating expenses.

          Revenue declines for the quarter ended September 30, 2001 from the quarter ended September 30, 2000 reflect the impact of the general slowdown within the economy and primarily resulted from lower content licensing fees and royalty fees and declines in classified advertising and printing revenue. Partially offsetting this decline are increased revenues from law firm advertising and book sales, new publications and the Company's acquisitions during 2000 and 2001. Lower operating expenses during 2001 were realized in the editorial, selling and general and administrative expense categories but were partially offset by increased depreciation and amortization expense as a result of a decline in direct cost related to the reduction of revenue and cost containment efforts by the Company.

         Revenues. Revenues decreased by $2.8 million, or 7.7%, from $36.4 million for the quarter ended September 30, 2000 to $33.6 million for the quarter ended September 30, 2001. Advertising revenues decreased $1.0 million, or 4.7%, from $21.2 million for the quarter ended September 30, 2000 to $20.2 million for the quarter ended September 30, 2001. The decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $1.6 million due to volume declines across all of the Company's core publications. Also contributing to this decline were decreases in legal notice advertising of $0.1 million and directories revenue of $0.2 million during the quarter ended September 30, 2001 over the same period last year. Partially offsetting these declines were continued growth in law firm advertising, which grew $0.5 million, or 22.4%, from $2.5 million for the quarter ended September 30, 2000 to $3.0 million for the quarter ended September 30, 2001, along with an increase in display advertising revenue of $0.3 million. Increased advertising pages and increased frequency in publishing two publications contributed to $0.3 million of the growth in law firm advertising revenue and new publications in 2001 contributed to the other $0.2 million in growth.

         Subscription revenues decreased $0.1 million, or 2.2%, from $5.9 million for the quarter ended September 30, 2000 to $5.8 million for the quarter ended September 30, 2001. The decline in subscription revenues in 2001 resulted primarily from a slight decline in the Company's national publications.

         Revenues from ancillary products and services decreased $1.7 million, or 18.1%, from $9.3 million for the quarter ended September 30, 2000 to $7.6 million for the quarter ended September 30, 2001. A decline in revenues from ancillary products and services resulted primarily from lower content licensing and royalty fees, lower printing revenue resulting from the sale of the Florida printing operations early in the third quarter of 2001, lower domestic seminar revenue due to a decline in attendance and declines in custom publication revenue. These declines were partially offset by revenue growth in book sales, information services and domestic tradeshows.

         Operating expenses. Total operating expenses decreased $1.1 million, or 3.0%, from $37.4 million for the quarter ended September 30, 2000 to $36.3 million for the quarter ended September 30, 2001. Lower operating expenses during the third quarter of 2001 as compared to the third quarter of 2000 resulted primarily from decreases in editorial, production and selling expenses of $1.7 million directly related to decreases in revenue and to cost containment efforts. These decreases were partially offset by an increase of $0.6 million in depreciation and amortization expenses.

         Editorial expenses decreased $0.6 million, or 9.9%, from $6.3 million for the quarter ended September 30, 2000 to $5.7 million for the quarter ended September 30, 2001. The decrease resulted from reduced editorial expenses due to the discontinuation of the weekly newsletter division in 2000, direct costs related to the reduction of content revenue and cost containment efforts within the core publications.

         Production and distribution expenses decreased $0.5 million, or 6.7%, from $7.3 million for the quarter ended September 30, 2000 to $6.8 million for the quarter ended September 30, 2001. The decrease in production and distribution expenses was primarily attributable to the sale of the Company's Florida printing operations early in the third quarter of 2001 and lower production expenses resulting from office automation. This decrease was partially offset by higher trade show production expenses directly related to the growth in tradeshow revenue in the third quarter of 2001.

         Selling expenses decreased $0.6 million, or 7.8%, from $7.4 million for the quarter ended September 30, 2000 to $6.8 million for the quarter ended September 30, 2001. The decrease was primarily attributable to lower selling expenses directly related to the decline in revenues for the quarter ended September 20, 2001 and the Company's cost containment efforts. This decline was primarily recorded in display, classified and law firm selling expenses and was partially offset by an increase in legal advertising expenses.

         General and administrative expenses decreased $0.1 million from $9.5 million for the quarter ended September 30, 2000 to $9.4 million for the quarter ended September 30, 2001. The decrease resulted primarily from savings of $0.3 million from the discontinuation of the weekly newsletter division in 2000 and $0.3 million from cost containment efforts. These decreases were partially offset by an increase of $0.4 million related to new publications and acquisitions made during 2000 and 2001, along with increased legal and professional fees.

         Depreciation and amortization expenses increased $0.6 million, or 9.2%, from $6.9 million for the quarter ended September 30, 2000 to $7.5 million for the quarter ended September 30, 2001. Higher depreciation and amortization expenses resulted from the continuation of system enhancements and upgrades, facilities and equipment modernization and computer equipment purchases throughout 2000 and 2001. Increased goodwill and intangible assets recorded from acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increased expense in this category.

         Operating loss. As a result of the above factors, the operating loss totaled $2.7 million for the quarter ended September 30, 2001 as compared to an operating loss of $1.0 million for the quarter ended September 30, 2000. EBITDA decreased $1.0 million, or 18.2%, from $5.9 million for the quarter ended September 30, 2000 to $4.9 million for the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures. Capital expenditures decreased $1.5 million, or 38.7%, from $4.0 million for the nine months ended September 30, 2000 compared to $2.5 million for the nine months ended September 30, 2001. Capital expenditures for the 2000 period included costs of $0.4 million attributable to the Business prior to its sale and higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. Capital expenditures for 2001 primarily result from database development, enhancements to existing computer systems and facilities and equipment modernization.

         Net cash provided by operating activities. Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2001, which primarily reflects depreciation and amortization of $22.5 million, a decrease of $4.7 million in investment of private equity securities, accretion of interest on senior discount notes of $4.7 million, an increase in accrued interest payable of $4.3 million, a decrease in accounts receivable of $2.8 million, loss from the sale of certain assets related to the Florida printing facility of $0.9 million and an increase in non-cash interest of $0.8 million, partially offset by a net loss of $27.8 million, a decrease in accounts payable and accrued expenses of $5.1 million, a decrease in deferred income of $2.7 million and a decrease in other non-current liabilities of $2.3 million.

         Net cash used in investing activities. Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2001, resulting from the Haslam acquisition in January 2001 and capital expenditures made during the 2001 period.

          Net cash provided by financing activities. Net cash provided by financing activities totaled $3.9 million for the nine months ended September 30, 2001, which reflects a net drawdown of $4.0 million under the Company's Revolving Credit Facility partially offset by financing fees paid.

         Liquidity. The Company's principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility. The Revolving Credit Facility has $24.5 million outstanding as of September 30, 2001 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of the Revolving Credit Facility and current amendments and waivers received, see Note 3 to the Consolidated Financial Statements. The Company believes that these funds will be sufficient to meet its current financial obligations, including the payment of principal and interest on the $175,000,000 of 9.75% Senior Notes and the outstanding balance under the Company's Revolving Credit Facility, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Company's debt and to repay, extend or refinance any credit agreements to which it is a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

         10.4 (vi)  Sixth Amendment and Waiver to Credit Agreement, dated as of
                    August 10, 2001, among the Company, ALM, various banks and Bank of America, N.A.

         10.4 (vii) Waiver to Credit Agreement, dated as of September 28, 2001, among the Company, ALM, various banks and Bank of America, N.A.

         (b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  AMERICAN LAWYER MEDIA HOLDINGS, INC.

                  November 14, 2001       /s/ WILLIAM L. POLLAK
                                      -------------------------------------
                                              William L. Pollak
                                      President and Chief Executive Officer

                  November 14, 2001       /s/ STEPHEN C. JACOBS
                                      ------------------------------------------
                                                Stephen C. Jacobs
                                      Vice President and Chief Financial Officer