Form 10-K
period 2001-12-31
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2002-03-29
CIK 1059496

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       COMMISSION FILE NUMBER: 333-50119

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3980412
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification Number)
               or organization)

            345 PARK AVENUE SOUTH                                   10010
             NEW YORK, NEW YORK                                  (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 779-9200

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

     As of March 28, 2002, 1,200,300 shares of Common Stock, par value $.01 per share, were outstanding, the majority of which were held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               SEE EXHIBIT INDEX
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires: (i) "we," "us," "our," or "Holdings" refers to American Lawyer Media Holdings, Inc., which is the parent company of American Lawyer Media, Inc. and its subsidiaries, and to ALM's predecessor, Cranberry Partners, LLC; and (ii) "ALM" refers to American Lawyer Media, Inc. and its subsidiaries. References herein to estimated circulation include total paid and free circulation for all of our periodicals. References herein to readership include estimated circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

     This report contains forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, our management at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including, without limitation,
(i) general economic conditions and developments in the legal services industry or the publishing industry, (ii) product demand and pricing, (iii) the success of new initiatives, (iv) increased competition with respect to services we provide and for advertising and subscription revenue, and (v) sufficiency of cash flow to fund our operations.

COMPANY OVERVIEW

     We publish 24 periodicals, including several leading national periodicals and regional publications serving five of the six largest state legal markets. Our nationally-recognized periodicals include The American Lawyer, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and The National Law Journal, the nation's largest selling legal newspaper, which covers the law, lawyers and litigation. Our regional publications are led by the New York Law Journal, a daily publication with one of the largest paid circulations of regional legal newspapers in the United States. In addition, we publish six other daily newspapers serving Atlanta, Philadelphia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as seven weekly regional newspapers serving New Jersey, Massachusetts, Delaware, Texas, Washington, D.C., Connecticut and Pennsylvania.

     In addition to the periodicals referred to above, we publish Corporate Counsel, a leading magazine for corporate in-house attorneys, Law Technology News and AmLaw Tech, two leading legal technology magazines, as well as IP Worldwide, a leading specialty magazine focusing on intellectual property.

     We also create and package information for attorneys and business professionals. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 29 newsletters and over 150 treatises on topics of national and regional interest. We also publish various directories used by legal professionals.

     Under our LegalTech trademark, we are a leading producer of trade shows and conferences relating to law practice technology. In addition, we organize and sponsor numerous professional seminars that cover issues of current legal interest.

     Our litigation services division is dedicated to providing the legal community with high-quality, timely news and information about litigation. It includes The National Law Journal, the National Verdict Research and Report System, which publishes a series of weekly and monthly verdict and settlement newsletters, and the NLJ Expert Witness and Consultants Network, a group of nine regional expert witness directories. The division also operates three web sites, VerdictSearch.com, NLJExperts.com and NLJ.com, which provide users with access to a vast database of verdict and settlement reports, the nation's premier online expert witness directory and a variety of news and information resources. The network's telephone research service fields more than 20,000 requests annually for verdict, settlement and expert witness research.

     We derive our revenues principally from advertising and subscriptions, with additional revenues generated from ancillary products and services, which include our newsletters, books, LegalTech and seminars division. For the twelve months ended December 31, 2001, approximately 58% of our revenues were from advertising, 16% were from subscriptions and 26% were from ancillary products and services.

PRODUCT LINES

     Periodicals. Our newspaper and magazine business publishes 24 national, regional and local periodicals that serve legal and business professionals. Our periodicals have a combined circulation of approximately 300,000. The subscription renewal rate of our periodicals averages approximately 80%.

     Newspapers. Our newspapers provide news, features, analysis and commentary about the world of law and advocacy. Feature articles and stories covering the local, state and federal courts and law firms are supplemented by reports and analyses of cutting-edge legal issues. We are committed to providing high quality and balanced coverage of our local markets. Most of our newspapers serve as the newspaper of record for their respective legal markets. Lawyers look to the newspapers for reports on local court rulings and opinions, as well as information regarding local court dockets.

     As of December 31, 2001, we published fifteen daily and weekly newspapers including The National Law Journal, the leading national litigation newspaper in the United States, and the New York Law Journal, which has one of the largest paid circulations of any regional legal newspapers in the United States. In the aggregate, our newspapers serve eleven state markets, including New York, New Jersey, Pennsylvania, Delaware, Georgia, Florida, Texas, California, Connecticut, and Massachusetts, and the District of Columbia, covering approximately 50% of all active attorneys in the United States. Each of our regional newspapers has a significant presence in its respective market. Our regional newspapers also publish a wide range of supplements on various practice specialties. In addition, several of our regional newspapers publish local editions of their papers.

     The following table sets forth information regarding our newspapers:

                                   NEWSPAPERS

                                                                                   ESTIMATED
                                                     YEAR OF        TOTAL            TOTAL
            TITLE                    MARKET          FOUNDING   CIRCULATION(1)   READERSHIP(2)
-----------------------------  -------------------   --------   --------------   -------------
WEEKLY NEWSPAPERS
The National Law Journal.....             National     1979         30,000          150,000
New Jersey Law Journal.......           New Jersey     1878          9,986           44,000
Texas Lawyer.................                Texas     1985          9,000           55,000
Legal Times..................  Washington, D.C....     1978         11,700           65,000
The Connecticut Law
  Tribune....................          Connecticut     1974          3,200           16,000
Delaware Law Weekly..........             Delaware     1998            440              880
Pennsylvania Law Weekly......         Pennsylvania     1977          2,630           13,170
Boston Law Tribune...........        Massachusetts     2000          4,200            6,500
DAILY NEWSPAPERS
New York Law Journal.........             New York     1888         15,800          130,000
The Recorder.................  Northern California     1876          6,200           30,000
The Legal Intelligencer......         Pennsylvania     1843          3,150           18,920
Fulton County Daily Report...              Georgia     1890          6,775           23,713
Miami Daily Business
  Review.....................        South Florida     1926          4,738           13,864
Broward Daily Business
  Review.....................        South Florida     1965          2,515            7,317
Palm Beach Daily Business
  Review.....................        South Florida     1978          1,819            5,118

---------------

(1) References in the table above to our total circulation include total paid and free circulation.

(2) References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

     Magazines. The American Lawyer anchors our magazine portfolio. Founded in 1979, The American Lawyer is a glossy magazine that features stories on the strategies, successes, failures and personalities of the most important figures in the legal world. The target audience for the publication is attorneys practicing in large law firms and corporate legal departments across the United States. The American Lawyer has been the winner of National Magazine awards granted by the American Society of Magazine Editors four times, and has been nominated for 22 such awards since its founding.

     Our other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. Our specialty legal magazines include Corporate Counsel, one of the nation's most widely circulated magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP Worldwide, which covers developments in intellectual property law. We also publish two leading technology magazines targeted to the legal community, AmLaw Tech and Law Technology News, which focus on information technology and its applications to the practice of law. AmLaw Tech is targeted toward partners at law firms with purchase-making authority and is distributed to all readers of The American Lawyer, while Law Technology News is targeted toward attorneys and information services departments in law offices. We also publish L magazine, a law and lifestyle publication for law students and New York Law Journal Magazine (formerly New York Lawyer), a law and lifestyle publication geared to lawyers in the New York metropolitan area.

     We publish the following eight magazines:

                                   MAGAZINES

                                                                                   ESTIMATED
                                 YEAR OF                            TOTAL            TOTAL
             TITLE               FOUNDING       FREQUENCY       CIRCULATION(1)   READERSHIP(2)
-------------------------------  --------   -----------------   --------------   -------------
The American Lawyer............    1979     12 times per year       17,000          136,000
AmLaw Tech.....................    1996      4 times per year       17,000          136,000(3)
Corporate Counsel..............    1994     12 times per year       30,000           60,000
IP Worldwide...................    1995      6 times per year       20,000           40,000(4)
Law Technology News............    1994     14 times per year       43,000           86,000(4)
L..............................    1999      6 times per year       47,000           94,000(4)
New York Law Journal
  Magazine.....................    2000      6 times per year       20,000           60,000
Florida Lawyer.................    2000     12 times per year       14,000           28,000(4)
Diversity and the Bar..........    2000      3 times per year        2,000            6,000

---------------

(1) References in the table above to our total circulation include total paid and free circulation.

(2) References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

(3) AmLaw Tech is distributed for free to subscribers of The American Lawyer.

(4) These magazines are distributed primarily free of charge. For these publications, we assume only two readers per copy.

     Newsletters. Our newsletter division publishes 29 monthly newsletters that cover specialized legal practice areas. Circulation for our newsletters ranges from approximately 125 to 1,250, with an average circulation of over 550. The total number of paid subscribers for all newsletters was approximately 15,000 as of December 31, 2001. The following table sets forth a list of our newsletters as of December 31, 2001:

                                  NEWSLETTERS

Accounting for Law Firms
The Bankruptcy Strategist
Business Crimes Bulletin
Commercial Leasing Law & Strategy
The Corporate Counselor
Employment Law Strategist
Entertainment Law & Finance
Environmental Compliance and Litigation
  Strategy
Equipment Leasing
E-Commerce Law & Strategy
e Securities
Healthcare Fraud and Abuse
Insurance Coverage Law Bulletin
The Intellectual Property Law Strategist
The Internet Newsletter
IP Case Law Reporter
Law Firm Partnership & Benefits Report
LJN's Franchising Business & Law Alert
Legal Tech
Marketing for Lawyers
The Matrimonial Strategist
Medical Malpractice Law & Strategy
New York Employment Law & Practice
New York Family Law Monthly
New York Real Estate Law Reporter
Patent Strategy & Management
Pharmaceutical & Medical Device Laws Bulletin
Product Liability Law & Strategy
Start-Up & Emerging Companies Strategist

     Books. We currently publish over 150 books on a broad array of legal topics. These books generally focus on practical legal subjects that arise in the daily professional lives of lawyers. Most of our treatises are updated once or twice per year with inserts to keep the material current. We focus on publishing treatises that cover particularly dynamic areas of law that lend themselves to frequent supplementation.

     In 2001, we also began publishing softcover and hardcover trade books. As of May 2002, there will be nine titles in this new line. These books focus on general legal subjects and contain practical guidance for attorneys, business professionals and business students that does not need to be updated regularly. These books are distributed through us as well as through traditional bookstores.

     We usually develop the concept for a new book and then solicit an author to write the text. However, in certain cases, we have received unsolicited manuscripts which we have ultimately published. Authors who have written books for us include prominent attorneys and judges such as Martin Lipton, Judge Jed Rakoff, James Freund, Henry Miller and James Goodale. The following sets forth our current offering of books:

                                     BOOKS

State and Local Subjects

2000 Dallas County Bench Book (Texas)
2000 Harris County Bench Book (Texas)
2001-2002 Texas Criminal Codes and Rules,   Annotated
2002 Pennsylvania Tax Handbook
Better than Prison Food (Texas)
Duty to Defend: An Insurance Guide (Texas)
Marketing and Maintaining a Family Law   Mediation Practice (Texas)
Georgia Bench Book
Encyclopedia of New Jersey Causes of Action
New Jersey Brownfields Law
New Jersey Business Litigation
New Jersey Employment Law
New Jersey Federal Civil Procedure
New Jersey Insurance Law
New Jersey Product Liability Law
New Jersey Foreclosure Law & Practice
New Jersey Forms of Civil Pleading
Employment Law for New Jersey Businesses
2002 New Jersey Tax Handbook
Connecticut Labor & Employment Law, 2nd   Edition
New York County Bench Book 2000
Insurance Bad Faith in Pennsylvania
Pennsylvania Court Rules
Pennsylvania District and County Reports
2001 Allegheny County Court Rules
2001 Bucks County Court Rules
2001 Chester County Court Rules
2001 Delaware County Court Rules
2001 Montgomery County Court Rules
2002 Orphan's Court Rules

2001 Philadelphia County Court Rules
2002 Westmoreland County Court Rules
2001 Lancaster/Berks Counties Court Rules
Pennsylvania Legal Research Handbook
Paralegal Research in Pennsylvania
Res Ispa Jocular (California)

National Subjects

A Practical Guide to Equal Employment   Opportunity
A Practical Guide to the Occupational Safety   and Health Act
Acquisitions Under the Hart-Scott-Rodino   Antitrust Improvements Act
All About Cable
Alternative Dispute Resolution in the Work   Place
Anatomy of a Merger: Strategies and Tech-
  niques for Negotiating Corporate Acquisitions
Antitrust Basics
Antitrust: An Economic Approach
Arbitration: Essential Concepts
Biz Dev 3.0: Changing Business As We Know It
Business Immigration Law: Strategies for
  Employing Foreign Nationals
Business Separation Transactions: Spin-Offs,   Subsidiary IPOs and Tracking
Stock
Changing the Situs of a Trust
Class Actions: The Law of 50 States
Communications Law and Practice
Computer Law: Drafting and Negotiating Forms   and Agreements
Consumer Financial Services
Corporate Internal Investigations
Corporate Privileges and Confidential
  Information
Corporate Sentencing Guidelines: Compliance   and Mitigation
Cyber Law: Intellectual Property in the Digital   Millennium
Directors and Officers Liability: Prevention,
  Insurance & Indemnification
Divorce, Separation and the Distribution of
  Property
Doing Business on the Internet: Forms and
  Analysis
Due Diligence in Business Transactions
E-Commerce Financial Products and Services
Employee Benefits Law: ERISA and Beyond
Environmental Enforcement: Civil and Criminal
Environmental Law Lexicon
Environmental Regulation of Real Property
Estate Planning
Executive Compensation
Executive Stock Options and Stock Appreciation
  Rights
Federal Bank Holding Company Law
Federal Taxation of Intellectual Property
  Transfers
Federal Tax Litigation
Federal Taxation of Real Estate
Federal Taxation of S Corporations
Federal Trade Commission: Law, Practice and
  Procedure
Ferrara on Insider Trading and The Wall
Financial Institutions: Acquisitions and Alliances
Franchising: Realities and Remedies
Franchising: Realities and Remedies Forms
  Volume
Full Disclosure: The New Lawyers Must-Read
  Career Guide
Fund Governance: Legal Duties of Investment
  Company Directors
Game, Set, Match: Winning the Negotiations
  Game
Going Private
Going Public in Good Times and Bad: A Legal
  and Business Guide
Grand Jury Practice
Ground Leases and Land Acquisition Contracts
Health Care Fraud: Enforcement and
  Compliance
Healthcare Care Benefits Law
Hospital Liability
"I'd Rather Do It Myself": How to Set Up Your
  Own Law Firm
Inside/Outside: How Businesses Buy Legal
  Services
Insurance Coverage Disputes
Intellectual Property Law: Commercial, Creative
  and Industrial Property
Intellectual Property Law: Damages and
  Remedies
Intellectual Property Licensing: Forms and
  Analysis
Internet and Online Law
Law Firm Accounting and Financial
  Management
Law Firm Partnership Agreements
Lawyering: A Realistic Approach to Legal
  Practice
Legal Research and Law Library Management
Lender Liability and Banking Litigation

Licensing of Intellectual Property
Limited Liability Companies and Limited
  Liability Partnerships
Marketing the Law Firm: Business Development
  Techniques
Maximizing Law Firm Profitability: Hiring,
  Training and Developing Productive Lawyers
Merit Systems Protection Board: Rights and
  Remedies
Modern Visual Evidence
Multimedia Law: Forms and Analysis
Negotiated Acquisitions of Companies, Subsidi-
  aries and Divisions
Negotiating and Drafting Office Leases
On Trial: Lessons from a Lifetime in the
  Courtroom
Partnership and Joint Venture Agreements
Private Equity Funds: Business Structure &
  Operations
Private Real Estate Syndications
Product Liability
Product Liability: Winning Strategies and
  Techniques
Products Liability: Recreation and Sports
  Equipment
Public Companies
Raoul Felder's Encyclopedia of Matrimonial
  Clauses
Real Estate Financing
Reorganizations under Chapter 11 of the
  Bankruptcy Code
Representing High-Tech Companies
RICO: Civil and Criminal, Law and Strategy
Savings Institutions: Mergers, Acquisitions and
  Conversions
Securities Practice and Electronic Technology
Securities Regulation: Liabilities and Remedies
Securitizations: Legal and Regulatory Issues
Sex Discrimination and Sexual Harassment in
  the Work Place
Shareholder Derivative Litigation: Besieging the
  Board
Shopping Center and Store Leases
Start-Up and Emerging Companies: Planning,
  Financing and Operating the Successful
  Business
State Antitrust Law
Structured Settlements and Periodic Payment
  Judgements
Takeovers and Freezeouts
Tax Aspects of Divorce and Separation
The Contingent Workforce: Business and Legal
  Strategies
The Law and Practice of Secured Transactions:
  Working with Article 9
The Preparation and Trial of Medical
  Malpractice Cases
Trade Secrets
Travel Law
Use of Statistics in Equal Employment
  Opportunity Litigation
White Collar Crime: Business and Regulatory
  Offenses
Winning Attorney's Fees from the U.S.
  Government

     Trade Shows and Seminars. Under the LegalTech tradename, we produce conferences and exhibitions relating to law practice technology in New York, Los Angeles, Chicago, New Orleans, San Francisco, Toronto, Canada, Birmingham, England and London, England as well as an accountancy show in Birmingham, England. The conferences are generally two-day events that include vendor exhibits, a continuing legal education ("CLE") conference program, and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators, managing partners, litigation support and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. We conduct a number of seminars for lawyers and other professionals in related fields. Our seminars complement our other products and services both by serving as powerful marketing vehicles for our existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce us to lawyers who may subsequently write articles or books for us. The following table sets forth our seminars and trade shows held in 2001:

                                    SEMINARS

Civil Litigation -- A View From the Bench and the Bar
Counseling Start-up and Emerging Companies
Distribution and Dealer Termination
Failure to Diagnose Fetal Distress
General Counsel Conference
Joint Ventures and Strategic Alliances
Negotiating Contracts in the Entertainment Industry
Negotiating Corporate Acquisitions
Negotiating the Modern Lease
Trial of an Obstetrical Malpractice Case
Representing Bio-Tech Clients
Representing High-Tech Companies

                                  TRADE SHOWS

LegalTech New York (January and September)
LegalTech Los Angeles
LegalTech Chicago
LegalTech Toronto
LegalTech London
LegalTech Southeast (New Orleans)
LegalTech San Francisco
Solicitors (Birmingham, England)
National Accountancy Show (Birmingham, England)
LegalOpen

     Litigation Services. The litigation services division is dedicated to providing the legal community with high-quality, timely news and information about litigation. The division includes The National Law Journal, the nation's premier weekly legal newspaper, the National Verdict Research and Report System, which publishes a series of weekly and monthly verdict and settlement newsletters, and the NLJ Expert Witness and Consultants Network, a group of nine regional expert witness directories. The division also operates three web sites, VerdictSearch.com, NLJExperts.com and NLJ.com, which provide users with access to a vast database of verdict and settlement reports, the nation's premier online expert witness directory and a variety of news and information resources. The network's telephone research service fields more than 20,000 requests annually for verdict, settlement and expert witness research. Among the division's publications, with varying frequencies and circulations ranging from 500 to 30,000, are the following:

                  The National Law Journal
                  National Jury Verdict Reporter
                  New York Jury Verdict Reporter
                  New York Judicial Review of Damages
                  New York Medical Malpractice
                  New York Citator Series (Tort, Civil Motions, Matrimonial, Criminal)
                  Texas Blue Sheet
                  Texas Medical Malpractice
                  California Jury Verdicts Weekly
                  O'Brien's Evaluator
                  Verdicts on Disk
                  Legal Expert Pages
                  California Jury Verdicts Weekly Semi-Annual Index
                  NLJ Directory of Expert Witnesses and Consultants (nine regional editions)

PRINTING AND DISTRIBUTION

     Layouts for our publications are prepared in-house, while our printing and distribution activities are all outsourced.

COMPETITION

     We compete for advertising and subscription revenues with publishers of special-interest legal newspapers and magazines with similar editorial content. However, in most of our markets, our newspaper is the only newspaper focused on serving the legal community. We also compete for advertising revenues with other national legal publications, as well as general-interest magazines and other forms of media, including broadcast and cable television, radio, direct marketing and electronic media. Factors that may affect competition for advertisers include effective costs of such advertising compared to other forms of media, and the size and characteristics of the readership of our publications. We also face significant competition from other legal publishers and legal service providers in all media.

INTELLECTUAL PROPERTY

     We own a number of registered and unregistered trademarks for use in connection with our business, including trademarks in the titles of our major periodicals such as The American Lawyer, Corporate Counsel, The National Law Journal and New York Law Journal. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations with the United States Patent and Trademark Office.

     We approach copyright ownership with respect to our publications in the same manner as is generally customary within the publishing industry. Consequently, we own the copyright to all of our newspapers, magazines and newsletters, as compilations, and also own the copyright to most of our books. With respect to the specific articles in our publications, we generally obtain the assignment of all rights, title and interest in original materials created by our full-time journalists and editors as well as by paid and unpaid contributors. For articles authored by outside contributors, we obtain either all rights, title and interest in the article or the exclusive "first-time publication" and non-exclusive republication rights. Judicial opinions, court schedules and docketing information are provided to us directly by the courts, on a non-exclusive basis, and are public information.

     We license the content of certain of our publications and forms to third parties, including West Group and Lexis/Nexis, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. The current licenses expire in February 2004 and March 2003, respectively, and automatically renew, subject to either party's right to terminate at the end of each subsequent term. In addition, we license our content to Law.com, LLC (formerly Law.com, Inc.) ("Law.com"), an affiliate of ours. We have entered into a five-year license agreement with Law.com which terminates in 2004.

     Some of our products, such as the Daily Decision Service and PICS, which offer subscribers faxed copies on request of both published and unpublished state and federal court opinions for New Jersey and Pennsylvania, respectively, utilize the extensive databases of court decisions compiled by us. We also have extensive subscriber and other customer databases which we believe would be extremely difficult to replicate. We attempt to protect these databases and lists as trade secrets by restricting access thereto and/or by the use of non-disclosure agreements. There can be no assurance, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar databases and customer lists.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2001, we employed approximately 783 full-time and part-time employees, 15 of whom are subject to a single collective bargaining agreement. Subject to the following, we believe that our relations with our employees are satisfactory.

     On May 21, 2001, based on the results of a secret-ballot election held on May 11, 2001, the National Labor Relations Board certified New York Typographical Union No. 6, CWA Local 14156, AFL-CIO (the "Union") as the exclusive representative of a unit of certain of our editorial and advertising production department employees at the New York Law Journal. We opposed the certification on the ground that the unit for which it was issued was inappropriate for purposes of collective bargaining, and we refused to recognize and bargain with the Union in that unit, resulting in the filing of unfair labor practice charges. On November 2, 2001, the NLRB reaffirmed the initial unit determination and ordered us to bargain with the Union. Thereafter, in settlement of the Union's refusal to bargain charge and other alleged unfair labor practices, we and the Union agreed to certain modifications to the unit and the NLRB subsequently amended the certification based on the parties' agreement. Negotiations have started over the terms of a collective bargaining agreement and are continuing. It cannot be said at this time whether or when we and the Union will reach an agreement or what the terms of any agreement might be.

SIGNIFICANT TRANSACTIONS

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

RECENT DEVELOPMENTS

     Effective February 22, 2002, our revolving credit facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charged ratio for the remainder of the term of the line of credit. In addition, the revolving credit facility was also amended to allow us to receive equity securities in non-related entities as payment for advertising services provided by us, within certain limits in any one fiscal year.

ITEM 2.  PROPERTIES

     We operate from various locations throughout the United States. Our corporate headquarters are based in New York. Information relating to our corporate headquarters and other regional offices which are owned or leased is set forth in the following table:

           STREET ADDRESS                 CITY/STATE        SQUARE FOOTAGE   LEASE EXPIRATION
------------------------------------  -------------------   --------------   ----------------
345 Park Avenue South...............  New York, NY              66,000       Sept. 2008
105 Madison Avenue..................  New York, NY              37,500       Sept. 2008
29 Elk Street.......................  Albany, NY                   200       Dec. 2002
128 Carleton Avenue.................  East Islip, NY             1,421       May 2005
4 Wall Street.......................  East Islip, NY               500       May 2005
238 Mulberry Street.................  Newark, NJ                 7,022       Dec. 2006
10 United Nations Plaza.............  San Francisco, CA         14,632       Sept. 2009
800 Wilshire Blvd...................  Los Angeles, CA            2,624       April 2004
900 Jackson Street..................  Dallas, TX                10,190       Dec. 2003
1010 Brazos.........................  Austin, TX                 1,300       June 2004
7000 Regency Square, Suites
  242-243...........................  Houston, TX                3,000       June 2004
190 Pryor Street, S.W...............  Atlanta, GA               20,000       Owned
1730 M Street, N.W..................  Washington, DC            11,113       Mar. 2002
1 S.E. Third Avenue.................  Miami, FL                 19,742       Sept. 2004
633 South Andrews Avenue............  Fort Lauderdale, FL        3,408       Jan. 2003
330 Clematis Street.................  W. Palm Beach, FL          2,927       Dec. 2003
1617 JFK Blvd.......................  Philadelphia, PA          13,783       Oct. 2009
222 Friend Street...................  Boston, MA                 1,533       Dec. 2002
199-203 Ann Street..................  Hartford, CT               5,285       Sept. 2005
15950 Bernardo Center Drive.........  San Diego, CA              3,620       May 2003
107-111 Fleet Street................  London, UK                 1,200       Dec. 2002

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

     The majority of our common stock is owned by U.S. Equity Partners, L.P. and its affiliates. There is no public trading market for our common stock.

     We have never paid any cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     In August 1997, U.S. Equity Partners, L.P. and its affiliates and certain other investors controlled or managed by WP Management Partners, LLC, an indirect wholly-owned merchant banking subsidiary of Cypress Capital Assets, LP, an independent investment partnership (formerly a subsidiary of Wasserstein Perella Group, Inc., a subsidiary of Dresdner Kleinwort Wasserstein Group, Inc.) (the "Investors"), through us, acquired substantially all of the assets and assumed certain of the liabilities related to American Lawyer Media, L.P. (the "ALM Acquisition"), and, in December 1997, acquired all of the issued and outstanding capital stock of National Law Publishing Company, Inc. (the "NLP Acquisition"). The ALM Acquisition and the NLP Acquisition (collectively, the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of American Lawyer Media, L.P. have been included in our financial statements since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of National Law Publishing Company have been included in our financial statements since December 22, 1997, the closing date of the NLP Acquisition. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the intangible assets and goodwill acquired by us based upon their respective fair values as of the acquisition date.

     The following tables present selected historical financial information (i) for American Lawyer Media, L.P. and its subsidiaries ("Old ALM"), as of and for the seven months ended July 31, 1997, (ii) for us, as of and for the five months ended December 31, 1997 and the years ended December 31, 1998, 1999, 2000 and 2001, and (iii) for NLP, as of and for the period from January 1, 1997 through December 21, 1997. All of our financial data were derived from financial statements audited by Arthur Andersen LLP. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere in this Form 10-K. See "Index to Financial Statements."

                          AMERICAN LAWYER MEDIA, L.P.
                    AND AMERICAN LAWYER MEDIA HOLDINGS, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                            AMERICAN
                                             LAWYER
                                          MEDIA, L.P.                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                                          ------------   ------------------------------------------------------------------------
                                          SEVEN MONTHS   FIVE MONTHS       TWELVE         TWELVE         TWELVE         TWELVE
                                             ENDED          ENDED       MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                            JULY 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1997           1997           1998           1999           2000           2001
                                          ------------   ------------   ------------   ------------   ------------   ------------
OPERATING DATA:

Revenues:
  Periodicals:
    Advertising.........................    $18,146        $13,410        $ 67,510       $ 75,887       $ 88,230       $ 85,206
    Subscription........................      6,719          5,260          23,172         23,570         23,407         23,248
  Ancillary products and services.......      4,532          4,142          28,208         31,791         42,876         37,379
  Internet services.....................      2,148          1,162           2,639          1,244             --             --
                                            -------        -------        --------       --------       --------       --------
         Total revenues.................     31,545         23,974         121,529        132,492        154,513        145,833
                                            -------        -------        --------       --------       --------       --------
Operating expenses:
  Editorial.............................      4,023          3,323          15,523         22,940         26,199         23,000
  Production and distribution...........      6,919          5,766          26,266         29,821         32,436         30,766
  Selling...............................      4,640          3,656          19,002         27,806         32,325         28,436
  General and administrative............      9,531          7,145          30,012         32,136         38,815         39,603
  Internet services.....................      6,464          2,988           4,667          3,313             --             --
  Depreciation and amortization.........      1,590          3,273          26,302         27,298         28,415         29,900
  Shutdown of Internet services.........         --          3,000              --             --             --             --
                                            -------        -------        --------       --------       --------       --------
         Total operating expenses.......     33,167         29,151         121,772        143,314        158,190        151,705
                                            -------        -------        --------       --------       --------       --------
Operating loss..........................     (1,622)        (5,177)           (243)       (10,822)        (3,677)        (5,872)
Interest expense........................     (1,420)        (2,534)        (22,916)       (24,093)       (25,229)       (24,953)
Other income (expense)..................         --             --              --            187           (523)        (5,436)
Benefit for income tax..................         --             --           3,403          3,078          7,796         16,634
                                            -------        -------        --------       --------       --------       --------
Net loss................................    $(3,042)       $(7,711)       $(19,756)      $(31,650)      $(21,633)      $(19,627)
                                            =======        =======        ========       ========       ========       ========
BALANCE SHEET DATA:
(At end of period)
Working capital deficit.................    $(5,895)       $(8,322)       $(14,850)      $(14,819)      $(12,209)      $ (9,942)
Total assets............................     18,982        361,314         367,860        349,237        343,335        315,382
Long-term debt (including current
  maturities)...........................     34,742        210,119         233,038        237,815        245,620        258,452
Partners' (deficit) surplus and
  stockholders' equity..................    (29,342)        67,289          62,533         30,623         15,728         (3,859)
OTHER DATA:
EBITDA(1):
  Periodicals and ancillary products and
    services............................    $ 4,284        $ 2,922        $ 28,087       $ 18,544       $ 24,738       $ 24,028
  Internet services.....................     (4,316)        (4,826)         (2,028)        (2,069)            --             --
                                            -------        -------        --------       --------       --------       --------
         Total..........................    $   (32)       $(1,904)       $ 26,059       $ 16,475       $ 24,738       $ 24,028
                                            =======        =======        ========       ========       ========       ========
Capital expenditures:
  Periodicals and ancillary products and
    services............................    $   439        $   357        $  3,767       $ 11,196       $  5,906       $  3,276
  Internet services.....................      1,532              7             144             90             --             --
                                            -------        -------        --------       --------       --------       --------
         Total..........................    $ 1,971        $   364        $  3,911       $ 11,286       $  5,906       $  3,276
                                            =======        =======        ========       ========       ========       ========

---------------

(1) "EBITDA" is defined as income before interest, income taxes, depreciation and amortization and other extraordinary gains and losses. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating Old ALM's and our financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
                                 (IN THOUSANDS)

                                                                  PERIOD FROM
                                                                JANUARY 1, 1997
                                                                    THROUGH
                                                               DECEMBER 21, 1997
                                                               -----------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.............................................        $26,402
    Subscription............................................          9,504
  Ancillary products and services...........................         13,926
  Internet services.........................................          1,109
                                                                    -------
         Total revenues.....................................         50,941
                                                                    -------
Operating expenses:
  Editorial.................................................          5,837
  Production and distribution...............................          9,872
  Selling...................................................          8,211
  General and administrative................................          8,722
  Internet services.........................................          1,657
  Depreciation and amortization.............................          7,283
  Special compensation charge...............................          6,926
                                                                    -------
         Total operating expenses...........................         48,508
                                                                    -------
Operating income............................................          2,433
Interest expense, net.......................................         (5,137)
Other income................................................             --
                                                                    -------
Loss before income taxes....................................         (2,704)
         Provision for income taxes.........................         (2,508)
                                                                    -------
Net loss....................................................        $(5,212)
                                                                    =======
BALANCE SHEET DATA: (at end of period)
Working capital deficit.....................................        $(2,204)
Total assets................................................        139,610
Long-term debt (including current maturities)...............         59,500
Stockholders' equity........................................         64,782
OTHER DATA:
EBITDA(1):
  Periodicals and ancillary products and services...........        $10,264
  Internet services.........................................           (548)
                                                                    -------
         Total..............................................        $ 9,716
                                                                    =======
Capital expenditures:
  Periodicals and ancillary products and services...........        $   473
  Internet services.........................................             42
                                                                    -------
         Total..............................................        $   515
                                                                    =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Selected Financial Data and our audited historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

     In February 2000, we discontinued publication of four of our six weekly newsletters. In July 2000, we discontinued publication of the remaining two newsletters.

     On March 28, 2000, we sold the business constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C. (formerly TDD, L.L.C.), a limited liability company (the "Purchaser"), owned by substantially all of our stockholders, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in other assets on the Balance Sheet. The Preferred Membership Interest accrues at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid us $1.68 million, representing the aggregate amount of operating losses incurred by us in connection with the operation of the Business for the month of March 2000.

     On May 15, 2000, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"), the leading publisher of jury verdict and settlement research data in New York State.

     On December 27, 2000, we consummated the acquisition of two regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd.
("Nationwide"). Under the agreement, we purchased rights and related assets for Solicitors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

     During the second quarter and fourth quarter of 2001, upon the decision to restructure certain of our operations, we accrued approximately $2.0 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of December 31, 2001, approximately $0.7 million, representing the unpaid charges, is included in accrued expenses.

     During the second quarter of 2001, we wrote-off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other (expense) income.

     During the third quarter of 2001, we sold certain assets associated with our printing facility in Florida. We recognized a net loss of approximately $0.8 million from the sale of these assets and other costs directly associated with the transaction.

     The following table presents the results of operations (in thousands) for the years ended December 31, 1999, 2000 and 2001.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
OPERATING DATA:
Revenues:
  Periodicals:
     Advertising.....................................  $ 75,887   $ 88,230   $ 85,206
     Subscription....................................    23,570     23,407     23,248
  Ancillary products and services....................    31,791     42,876     37,379
  Internet services..................................     1,244         --         --
                                                       --------   --------   --------
Total revenues.......................................   132,492    154,513    145,833
                                                       --------   --------   --------
Operating expenses:
  Editorial..........................................    22,940     26,199     23,000
  Production and distribution........................    29,821     32,436     30,766
  Selling............................................    27,806     32,325     28,436
  General and administrative.........................    32,136     38,815     39,603
  Internet services..................................     3,313         --         --
  Depreciation and amortization......................    27,298     28,415     29,900
                                                       --------   --------   --------
Total operating expenses.............................   143,314    158,190    151,705
                                                       --------   --------   --------
Operating loss.......................................  $(10,822)  $ (3,677)  $ (5,872)
                                                       ========   ========   ========

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, the financial results include the acquisitions of Nationwide in late December 2000 and Haslam in January 2001, both since the date of acquisition.

     Overview. Total revenues decreased $8.7 million, or 5.6%, from $154.5 million for the year ended December 31, 2000 to $145.8 million for the year ended December 31, 2001. Total operating expenses decreased $6.5 million, or 4.1%, from $158.2 million for the year ended December 31, 2000 to $151.7 million for the year ended December 31, 2001. As a result, the operating loss widened $2.2 million from a loss of $3.7 million for the year ended December 31, 2000 to a loss of $5.9 million for the year ended December 31, 2001. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") decreased $0.7 million, or 2.9%, from $24.7 million for the year ended December 31, 2000 to $24.0 million for the year ended December 31, 2001.

     Revenues. Total revenues decreased $8.7 million, or 5.6%, from $154.5 million for the year ended December 31, 2000 to $145.8 million for the year ended December 31, 2001. Advertising revenues decreased $3.0 million, or 3.4%, from $88.2 million for the year ended December 31, 2000 to $85.2 million for the year ended December 31, 2001. The decline in advertising revenues primarily resulted from a decrease in classified, legal notice and directory advertising. Classified advertising was the largest contributor to this decline with a decrease of $5.0 million, or 18.1%, which occurred across virtually all of our publications. This decline primarily resulted from the economic downturn experienced during 2001 as compared to the higher revenues realized during 2000. Legal notice and directory advertising revenues also declined $0.5 million, or 2.3%, and $0.3 million, or 12.7%, respectively, for 2001 as compared to 2000. Partially offsetting these declines was strong growth in law firm advertising revenues, which grew $2.6 million, or 25.2%, from $10.2 million for the year ended December 31, 2000 to $12.8 million for the year ended December 31, 2001. Increased advertising pages and increased frequency in three publications contributed $1.5 million of the growth, with the balance of the growth coming from new publications started in 2001.

     Subscription revenues decreased $0.2 million, or 0.7%, from $23.4 million for the year ended December 31, 2000 to $23.2 million for the year ended December 31, 2001. The decline in subscription revenues in 2001 resulted primarily from a slight decline in subscriptions for The National Law Journal prior to its refocus as a litigation-focused publication.

     Revenues from ancillary products and services decreased $5.5 million, or 12.8%, from $42.9 million for the year ended December 31, 2000 to $37.4 million for the year ended December 31, 2001. A decline in revenues from ancillary products and services resulted primarily from lower syndication revenues of $4.5 million recorded in 2001 as compared to 2000. This decrease was the result of an amendment to our agreement with Law.com to exclusively develop and supply legal content. In addition, printing revenues declined $1.5 million due to the sale of our Florida printing operations in July 2001, custom publishing revenues declined $1.0 million due to the closing of that division and seminar revenue declined by $0.8 million due to a decline in attendance. These declines were partially offset by revenue growth of $1.3 million, or 95.5%, in legal information services revenues, book revenues of $0.9 million, or 8.3%, and tradeshow revenues of $1.2 million, or 26.7%, for 2001 as compared to 2000.

     Operating expenses. Total operating expenses declined $6.5 million, or 4.1%, from $158.2 million for the year ended December 31, 2000 to $151.7 million for the year ended December 31, 2001. Lower operating expenses in 2001 were primarily realized in editorial, production and distribution, and selling expense categories. These decreases were partially offset by increased depreciation and amortization expenses along with higher general and administrative expenses. Included in general and administrative expenses for 2001 are pre-tax restructuring costs of $2.0 million, which relate to severance arrangements from a workforce reduction and the realignment of various divisions to capitalize on inherent synergies within our acquired businesses in 2000 and 2001. The decrease in operating expenses was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001. In addition, increased depreciation and amortization expenses resulted from additional goodwill, intangibles and capital assets recorded during 2000 and 2001. The acquisitions commenced in 2000 and 2001 are fully reflected in the results for the year ended December 31, 2001, while the results for the year ended December 31, 2000 only reflect a small portion of those expenses.

     Editorial expenses decreased $3.2 million, or 12.2%, from $26.2 million for the year ended December 31, 2000 to $23.0 million for the year ended December 31, 2001. The decrease in editorial expenses primarily resulted from reduced expenses of $2.6 million due to the sale of the Business, along with the discontinuation of the weekly newsletter division in 2000. In addition, lower editorial expenses were recorded as a result of the reduction in syndication revenues and our restructuring efforts during 2001. These declines were partially offset by increased expenses from new publications started in 2000 and 2001.

     Production and distribution expenses decreased $1.6 million, or 5.2%, from $32.4 million for the year ended December 31, 2000 to $30.8 million for the year ended December 31, 2001. Lower production and distribution expenses primarily resulted from a decline in commercial printing expenses of $1.0 million due to the sale of our Florida printing operations and from $0.8 million related to the sale of the Business and to the discontinuation of the weekly newsletter division. Also contributing to this decline were lower costs resulting from the discontinuation of the custom publishing division and other cost containment efforts. These expenses were partially offset by higher costs from new publications started and acquisitions made during 2000 and 2001.

     Selling expenses decreased $3.9 million, or 12.0%, from $32.3 million for the year ended December 31, 2000 to $28.4 million for the year ended December 31, 2001. The decrease was primarily attributable to lower selling expenses of $1.4 million due to the sale of the Business along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing expenses. In addition, lower selling expenses of $1.0 million were incurred which related to the decline in advertising revenues during 2001. Also contributing to this decline were lower expenses related to circulation, general marketing and telemarketing throughout our publications.

     General and administrative expenses increased $0.8 million, or 2.0%, from $38.8 million for the year ended December 31, 2000 to $39.6 million for the year ended December 31, 2001. The increase in general and administrative expenses for 2001 resulted primarily from a $2.0 million pre-tax restructuring charge, higher benefits costs and legal and other professional fees. Partially offsetting these increases were savings of $1.9 million due to the sale of the Business and the discontinuation of the weekly newsletter division in 2000 and from other savings which resulted from our cost containment efforts during 2001.

     Depreciation and amortization expenses increased $1.5 million, or 5.2%, from $28.4 million for the year ended December 31, 2000 to $29.9 million for the year ended December 31, 2001. Depreciation expenses increased $0.7 million for 2001 compared to 2000. In addition, amortization expenses on goodwill and intangible assets increased $0.8 million during this same period. Higher depreciation expenses for 2001 resulted from additional capital improvements on our leased properties and capital expenditures incurred in database development for our jury verdict and expert witness businesses, as well as enhancements to existing systems and equipment modernization. The increase in amortization expenses of goodwill and intangibles resulted from goodwill and intangible assets recognized as a result of the acquisitions of Nationwide in late 2000, Haslam in January 2001 and the full-year impact of the Moran acquisition in 2000.

     Operating loss. As a result of the above factors, the operating loss widened $2.2 million, from a $3.7 million loss for the year ended December 31, 2000 to a $5.9 million loss for the year ended December 31, 2001. In addition, EBITDA decreased $0.7 million, or 2.9%, from $24.7 million for the year ended December 31, 2000 to $24.0 million for the year ended December 31, 2001.

     The decline in EBITDA primarily resulted from lower advertising revenues, content licensing and royalty fees, lower printing revenues resulting from the sale of our Florida printing operations and revenue declines from the discontinuance of our custom publication division, partially offset by increased book, tradeshow and legal information services revenues. Also offsetting the decline in EBITDA are lower editorial, production and selling expenses incurred 2001 over 2000, partially offset by a $2.0 million pre-tax restructuring charge recorded in 2001.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, the financial results include the acquisition of Moran in May 2000 since the date of acquisition.

     Overview. Total revenues increased $22.0 million, or 16.6%, from $132.5 million for the year ended December 31, 1999 to $154.5 million for the year ended December 31, 2000. Total operating expenses increased $14.9 million, or 10.4%, from $143.3 million for the year ended December 31, 1999 to $158.2 million for the year ended December 31, 2000. As a result, the operating loss decreased $7.1 million from a loss of $10.8 million for the year ended December 31, 1999 to a loss of $3.7 million for the year ended December 31, 2000 and EBITDA increased $8.2 million, or 50.2%, from $16.5 million for the year ended December 31, 1999 to $24.7 million for the year ended December 31, 2000. The growth in revenue and EBITDA resulted from strong classified and display advertising revenues generated from several of our periodicals, growth in the LegalTech tradeshow division and sales of new books and book updates in our book division and increased content licensing and royalty fees from Law.com. Also contributing to EBITDA growth during 2000 was the elimination of operating losses as a result of the sale of our Internet business to Law.com in 1999, the sale of the Business to The Deal, L.L.C. and the discontinuation of our weekly newsletters.

     Revenues. Advertising revenues increased $12.3 million, or 16.3%, from $75.9 million for the year ended December 31, 1999 to $88.2 million for the year ended December 31, 2000. All categories of advertising grew during 2000 with the greatest growth being reflected in display and classified advertising. These two categories contributed $9.2 million, or 74.8%, of the advertising growth during 2000. Law firm, legal and directory advertising contributed to the remaining growth. Advertising revenues in our core publications grew $10.6 million, or 14.0%, during 2000, while new publication launches and product extensions within our core publications accounted for an increase in advertising revenue of $1.9 million in 2000.

     Subscription revenues decreased $0.2 million, from $23.6 million for the year ended December 31, 1999 to $23.4 million for the year ended December 31, 2000. The decline in subscription revenues in 2000 resulted primarily from slight declines in our national publications which were partially offset by stronger activity in the regional publications.

     Revenues from ancillary products and services increased $11.1 million, or 34.9%, from $31.8 million for the year ended December 31, 1999 to $42.9 million for the year ended December 31, 2000. Increased revenues primarily resulted from increased content licensing fees of $5.6 million, growth of $1.0 million in sales of new books and book updates, increased revenues from our LegalTech division and seminars division of $0.9 million, and increased revenues from the acquisitions of Moran in 2000 and Blue Sheet in late 1999 of $1.9 million. In addition, the custom publishing division, which commenced in 2000, accounted for $1.1 million of revenues with no like revenue generated in 1999. Increases in this category during 2000 were partially offset by lower information service revenues, due to the sale of our Internet business in 1999 along with lower printing revenue.

     Revenues from Internet services totaled $1.2 million for the year ended December 31, 1999 with no like revenues recorded for the year ended December 31, 2000. The decrease is attributable to the sale of our Internet business during the third quarter of 1999.

     Operating expenses. Total operating expenses increased $14.9 million, or 10.4%, from $143.3 million for the year ended December 31, 1999 to $158.2 million for the year ended December 31, 2000. Of this amount, operating expenses for our new projects commenced in 2000 and accounted for $10.9 million of the increase. The projects, i.e., the international and database publishing initiatives, commenced in 2000 and are fully reflected in the full year results while the results for 1999 had no like expense. The remaining increase in operating expenses in 2000 over 1999 resulted primarily from higher core business unit costs of $8.5 million, partially offset by lower costs in 2000 resulting from the sale of the Business to The Deal, L.L.C. and the discontinuation of the weekly newsletters. Within operating expenses, higher costs were realized in editorial and production, selling, general and administrative and depreciation and amortization expenses. The increased expenses were partially offset by the elimination of operating expense related to Internet services resulting from the sale of our Internet business during the third quarter of 1999.

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

     Production and distribution expenses increased $2.6 million, or 8.8%, from $29.8 million for the year ended December 31, 1999 to $32.4 million for the year ended December 31, 2000. Higher costs resulted from increased production and distribution expenses of $1.8 million in core business units and $1.8 million in new projects commenced in 2000. This was partially offset by lower costs resulting from the sale of the Business to The Deal, L.L.C. in 2000 and by the elimination of production and distribution costs resulting from the sale of our Internet business during the third quarter of 1999. Higher costs primarily resulted from increased material and printing related costs along with increased trade show and seminar costs resulting from business growth. In addition, expenses related to new projects commenced in 2000 were realized with no like expense recorded in 1999.

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

     General and administrative expenses increased $6.7 million, or 20.8%, from $32.1 million for the year ended December 31, 1999 to $38.8 million for the year ended December 31, 2000. General and administrative expenses for new projects commenced in 2000 accounted for $3.5 million of the increase, while expenses in the core business units also increased $3.4 million. The total increase primarily resulted from increased staffing levels, higher rent, other facilities-related costs and legal and other professional costs, resulting from our growth and expansion into new markets.

     Internet services expenses totaled $3.3 million for the year ended December 31, 1999 with no like expense recorded for the year ended December 31, 2000. The elimination of Internet services expenses resulted from the sale of our Internet business to Law.com during the third quarter of 1999.

     Depreciation and amortization expenses increased $1.1 million, or 4.1%, from $27.3 million for the year ended December 31, 1999 to $28.4 million for the year ended December 31, 2000. Depreciation expenses increased $1.3 million for the year ending December 31, 2000 over the same period in 1999. Partially offsetting this increase was lower goodwill and intangible asset amortization expenses recorded during 2000 primarily for the partial transfer of goodwill as part of the sale of our Internet business to Law.com. Higher depreciation expense during 2000 resulted from the large capital expenditures incurred during 1999 for the upgrade and purchase of new computer equipment and systems, for capitalized improvements and furnishings in existing and new facilities to support the 1999 new initiatives along with 2000 capital expenditures for completing the installation of the advertising, editorial and billing systems, investments in database capabilities to drive future growth and minor renovations in the corporate offices.

     Operating loss. As a result of the above factors, the operating loss narrowed $7.1 million from a $10.8 million loss for the year ended December 31, 1999 to a $3.6 million loss for the year ended December 31, 2000. In addition, EBITDA increased $8.3 million, or 50.2%, from $16.5 million for the year ended December 31, 1999 to $24.7 million for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures. Capital expenditures totaled $3.3 million for the year ended December 31, 2001. Database development, computer system enhancements and hardware upgrades totaled $2.6 million with the balance used for leasehold improvements, including furniture and equipment in the New York and regional offices. During 2001, we continued to focus our capital resources on the development of our information service database and to strengthen our systems infrastructure. In addition, renovations were started on our owned building in Georgia.

     Net cash provided by operating activities. Net cash provided by operating activities was $2.6 million for the year ended December 31, 2001, which primarily reflects depreciation and amortization of $29.9 million, accretion of senior discount notes of $6.3 million, the write-down of private equity securities of $4.7 million, a decrease of accounts receivable of $3.5 million, non-cash interest of $1.0 million, an increase in other current and non-current liabilities of $0.7 million and the loss of $0.8 million from the sale of the Florida printing operations. Partially offsetting this increase is a net loss of $19.6 million, a decrease in deferred tax benefit of $16.6 million, a decrease in deferred income of $4.3 million, a decrease in accounts payable of $2.9 million, and a decrease in accrued expense payable of $0.6 million.

     Net cash used in investing activities. Net cash used in investing activities was $8.9 million for the year ended December 31, 2001, primarily resulting from the purchase of a business totaling $5.9 million and capital expenditures of $3.3 million. This cash outflow was partly offset by cash received from the sale of the Florida printing operations of $0.3 million.

     Net cash provided by financing activities. Net cash provided by financing activities totaled $6.4 million for the year ended December 31, 2001, which primarily reflects a net drawdown of $6.5 million under the Revolving Credit Facility (described below).

     Working capital. We traditionally have favorable cash flow characteristics resulting from our high level of advance payments by subscribers, low working capital investment, low capital expenditure needs, predictable cost structure and high margins. Because cash receipts associated with subscriptions are received toward the beginning of a subscription cycle, our periodicals business requires minimal investment in working capital.

     During 2001, we incurred losses from pre-tax restructuring charges of $2.0 million, purchased a business for $5.9 million and recorded declines in deferred income. In addition, we made an additional capital investment in our systems and facilities of $3.3 million. These factors combined to produce reduced cash flow for 2001.

     Liquidity. Our principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility (described below). We believe that these funds will be sufficient to meet our current financial obligations, including the payment of interest on the $175,000,000 of 9.75% senior notes and on the outstanding balance under our Revolving Credit Facility, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance the Notes (defined below) and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

MATERIAL FINANCINGS

     We have borrowed funds to finance our operations through the transactions described below.

     Revolving Credit Facility. On March 25, 1998, ALM entered into a $40 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility") with a group of banks to be available for working capital and general corporate purposes, including acquisitions and capital expenditures.

     The Revolving Credit Facility is guaranteed by us and by all of ALM's existing and future subsidiaries. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of our properties and assets and our existing and future domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by us of all of ALM's stock. The Revolving Credit Facility contains customary covenants commensurate with the size of the Revolving Credit Facility that restrict ALM's ability and ALM's subsidiaries' ability to take certain actions.

     On April 14, 1998, we contributed an aggregate of $15 million to our equity capital. The proceeds of the equity contribution were used to fund acquisitions and to provide capital for internal growth. Effective March 29, 1999, we and ALM amended the Revolving Credit Facility (inter alia) to limit our ability to borrow in excess of $20 million under the Revolving Credit Facility until certain ratios are achieved, modify certain of the covenants and modify the interest calculation mechanism. Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of our Internet business to Law.com and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, permit the sale of the Business and to increase the revolver limit described above from $20 million to $22.5 million. On January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants and to increase the borrowing limit described above from $22.5 million to $29 million upon the consummation of the Haslam acquisition. This amendment (inter alia) also limited our ability to consummate additional acquisitions until certain ratios are achieved.

     Effective August 10, 2001, the Revolving Credit Facility was amended to permanently reduce the aggregate revolving commitment to $29.0 million and to clarify certain sections as well as to waive compliance with certain of the covenants at June 30, 2001. Effective October 15, 2001, we received a waiver of compliance with certain of the covenants at September 30, 2001 and at December 31, 2001. Effective February 22, 2002, the Revolving Credit Facility was further amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio for the remainder of the term of the line of credit. In addition, the Revolving Credit Facility was also amended to allow us to receive equity securities in non-related entities as payment for advertising services provided by us, within certain limits in any one fiscal year.

     Senior Notes Financing. In December 1997, ALM issued $175,000,000 aggregate principal amount of 9.75% Senior Notes due 2007 (the "Notes"). The Notes are unsecured general obligations and are fully and unconditionally guaranteed on a joint and several and senior unsecured basis, by us and each of ALM's existing and future subsidiaries. The subsidiary guarantors comprise all of ALM's direct and indirect subsidiaries and each of the subsidiary guarantors is a wholly-owned subsidiary of ALM. Separate financial statements of, and other disclosures concerning the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Notes and management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. There are currently no contractual or regulatory restrictions limiting the ability of the subsidiary guarantors to make distributions to ALM. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and ALM's subsidiaries, the payment of dividends and other restricted payments by ALM and ALM's subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

     Senior Discount Notes Financing. In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12.25% of Senior Discount Notes dues 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We and ALM have entered into a Revolving Credit Facility. Each revolving loan bears interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin". The Applicable Margin varies depending on our total leverage ratio. As of March 28, 2002, the Applicable Margin was 2.5% for Base Rate loans and 3.5% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds rate plus 0.5%. The amount outstanding under the Revolving Credit Facility was $27.0 million at December 31, 2001. The blended interest rate at December 31, 2001 was 5.5%. A 10% increase in the average rate during 2001 would have increased our net loss to approximately $19.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth certain information regarding each of the executive officers and directors of us and ALM as of March 29, 2002.

                 NAME                   AGE                  POSITION
--------------------------------------  ---   --------------------------------------
Executive Officers and Directors of us
  and Holdings
Bruce Wasserstein.....................  54    Chairman of the Board
William L. Pollak.....................  46    President, Chief Executive Officer and
                                                Director
Anup Bagaria..........................  29    Vice President and Director
Michael J. Biondi.....................  44    Director
Robert C. Clark.......................  58    Director
Donald G. Drapkin.....................  54    Director
James A. Finkelstein..................  53    Director
George L. Majoros, Jr.................  40    Director
Andrew G.T. Moore, II.................  66    Director
Jack Berkowitz........................  55    Vice President, Strategic Planning
Joseph Calve..........................  48    Vice President, Litigation Services
Sara Diamond..........................  43    Vice President, Book and Newsletter
                                                Publishing
Allison C. Hoffman....................  31    Vice President, General Counsel
Stephen C. Jacobs.....................  40    Vice President, Chief Financial
                                              Officer and Secretary
Eric F. Lundberg......................  44    Vice President, Finance
Kevin Vermeulen.......................  38    Vice President, Group Publisher

     Each Director is elected annually and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. The Independent Directors are each compensated $20,000 per year for their service as Directors and receive reimbursement of expenses incurred from their attendance at Board of Directors meetings.

     The Board has established an executive committee (the "Executive Committee") consisting of three members, currently Bruce Wasserstein, George Majoros and Anup Bagaria. The Executive Committee has been delegated the authority to approve (i) the acquisition and divestiture by us or our affiliates of all or a portion of one or more business entities for a price of up to $25 million, (ii) the appointment of our senior officers and the senior officers of our affiliates and termination of such employment, (iii) the preparation and approval of short-term and long-term budgets, and (iv) other material policy-level decisions to the extent permitted by the Delaware General Corporation Law.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF US AND ALM

     Bruce Wasserstein has served as Chairman of the Board of Directors of us and ALM since both our and its founding in December 1997. He is Chief Executive Officer of Lazard LLC, and Chairman of Wasserstein & Co., LP, the private merchant bank that owns Holdings. Previously, he was Executive Chairman of Dresdner Kleinwort Wasserstein, Chairman, Chief Executive Officer and founder of Wasserstein Perella Group, Inc. ("WPG"), Chairman of the Board of Directors of Maybelline, Inc. and a Director of Collins & Aikman Corp. Before establishing WPG, Mr. Wasserstein was Co-Head of Investment Banking at The First Boston Corporation and a Managing Director and Member of its Management Committee. Prior to joining First Boston in 1977, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore in New York City. Mr. Wasserstein graduated with honors from the University of Michigan in 1967. In 1971 he graduated from Harvard Business School as a Baker Scholar with high distinction, and earned a J.D., cum laude, from Harvard Law School. In 1972, he was a Knox Traveling Fellow at Cambridge University. Mr. Wasserstein is a member of the Council on Foreign Relations. He has served as a member of the SEC's Advisory Committee on Tender Offers, and as a member of the Visiting Committees of Harvard Law School, the University of Michigan and Columbia Journalism School. Mr. Wasserstein is also on the boards of numerous private companies.

     William L. Pollak has served as President, Chief Executive Officer and Director of us and ALM since March 1998. Before joining us, Mr. Pollak spent 16 years at The New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation.

     Anup Bagaria has served as a Vice President and Director of us and ALM since both our and its founding in December 1997. He is a Managing Director of Wasserstein & Co., LP. He graduated from the Massachusetts Institute of Technology. Mr. Bagaria also serves on the board of various private companies.

     Michael J. Biondi has served as a Director of us and ALM since both our and its founding in December 1997. He is Chairman and Co-Chief Executive Officer of Dresdner Kleinwort Wasserstein, North and South America. Previously, Mr. Biondi was Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella & Co., Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Slate, Meagher & Flom LLP.

     Robert C. Clark has served as a Director of us and ALM since our and its founding in December 1997. He has been Dean of the Harvard Law School since 1989 and is the Royall Professor of Law. Mr. Clark is a trustee of Teachers' Insurance Annuity Association (TIAA). He is currently a Director of Collins & Aikman Corp.

     Donald G. Drapkin has served as a Director of us and ALM since our and its founding in December 1997. He has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Panavision, Inc., Playboy.com. Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc. and The Warnaco Group, Inc.

     James A. Finkelstein has served as a Director of us and ALM since our and its founding in December 1997. He has been President of News Communications, Inc. since mid-2001. Prior to that, Mr. Finkelstein served as President and Chief Executive Officer of NLP and its predecessor companies beginning in 1974. He joined the New York Law Publishing Company in 1970. He was the former publisher of the New York Law Journal and the founder and publisher of The National Law Journal. He currently serves on the Faculty of Arts and Sciences Board of Overseers at New York University.

     George L. Majoros, Jr. has served as a Director of us and ALM since June 5, 2000. He has been President and Chief Operating Officer of Wasserstein & Co., LP since its inception in January 2001. Prior thereto, he was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group. He joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day Reavis & Pogue since September 1986. Mr. Majoros also serves on the board of directors of numerous private companies.

     Andrew G. T. Moore, II has served as a Director of us and ALM since our and its founding in December 1997. He is a Managing Director of Dresdner Kleinwort Wasserstein, formerly Wasserstein Perella & Co., and is a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994, when he joined Wasserstein Perella & Co. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe.

     Jack Berkowitz has served as Vice President, Strategic Planning of us and ALM since January 1999. Prior to joining us, Mr. Berkowitz served as a consultant to us during 1998. Mr. Berkowitz is a 25-year veteran of the publishing industry. As a consultant, in addition to us, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., The Rockefeller Associates, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice, President and Publisher of NewsInc. and President of The Nation.

     Joseph Calve has served as Vice President, Litigation Services of us and ALM since July 2001. Prior to that, he was Director of Business Development of us and ALM since January 2000 and Editor and Publisher of Texas Lawyer from May 1995.

     Sara Diamond has served as Vice President, Book and Newsletter Publishing of us and ALM since September 2000. Prior to that she was Publisher of Law Journal Press, our book division, which she joined in 1992. Prior to joining us, Ms. Diamond served in a variety of positions at Matthew Bender & Company.

     Allison C. Hoffman has served as Vice President, General Counsel of us and ALM since August 2001. Prior to that she was Assistant General Counsel of us and ALM since June 1999. Prior to joining us, Ms. Hoffman was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

     Stephen C. Jacobs has served as Vice President, Chief Financial Officer and Secretary of us and ALM since August 2001. Prior to that he was Vice President, General Counsel and Secretary of us and ALM since May 1998. Prior to joining us, Mr. Jacobs was Assistant General Counsel, Global Transactions for American International Group, Inc.

     Eric F. Lundberg has served as Vice President of Finance of us and ALM since August 2001. Prior to that he was the Publisher of Texas Lawyer, and prior to that held a number of financial positions with us, most recently as Corporate Controller and Director of Financial Planning since November 1995.

     Kevin Vermeulen has served as Vice President, Group Publisher of us and ALM since May 1999, and served as Vice President, National Advertising from
1998 -- 1999. Prior to that he was a Vice President of Sales for NLP, which he joined in October 1992.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of us and ALM for the year ended December 31, 2001 (collectively, the "Named Executive Officers") for services rendered in all capacities to us and ALM during the year ended December 31, 2001. All numbers relating to option grants relate to options to purchase our shares.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                               -------------------------------------------------------------------------------------
                                                                         LONG TERM COMPENSATION
                                                                    ---------------------------------
                                                        OTHER       RESTRICTED   SECURITIES
                                                        ANNUAL        STOCK      UNDERLYING    LTIP      ALL OTHER
       NAME AND                SALARY       BONUS    COMPENSATION     AWARDS      OPTIONS/    PAYOUTS   COMPENSATION
  PRINCIPAL POSITION    YEAR     ($)         ($)         ($)           ($)         SALES        ($)         ($)
----------------------  ----   -------     -------   ------------   ----------   ----------   -------   ------------
William Pollak........  2001   456,136          --         --            --            --        --       126,788(1)
  President and Chief   2000   436,487     252,261         --            --            --        --       294,326(1)
  Executive Officer     1999   416,212     217,516         --            --        12,000        --       539,256(1)
Jack Berkowitz........  2001   288,750      15,000         --            --           600        --            --
  Vice President,       2000   275,000      63,942         --            --           600        --            --
  Strategic Planning    1999   215,000      42,500         --            --         1,800        --            --
George Dillehay.......  2001   266,875      19,060         --            --            --        --            --
  Publisher, New York   2000   254,166      46,663         --            --         1,200        --            --
  Law Journal           1999    83,333(2)   25,000         --            --           600        --            --
Stephen Jacobs........  2001   261,230      49,258         --            --           900        --            --
  Vice President,       2000   226,333      71,191         --            --           300        --            --
  Chief Financial       1999   206,625     100,000         --            --         1,200        --            --
  Officer and
    Secretary
Kevin Vermeulen.......  2001   205,000      80,000         --            --            --        --            --
  Vice President,       2000   183,400     155,705         --            --            --        --            --
  Group Publisher       1999   165,667      34,507         --            --         1,800        --       105,303(3)

---------------

(1) Represents payments made by us to Mr. Pollak pursuant to the terms of his employment agreement to reimburse him for the value of options forfeited upon his resignation from his former employer.

(2) Mr. Dillehay's employment with us commenced in September 1999.

(3) Represents commissions earned by Mr. Vermeulen pursuant to the terms of his employment agreement.

     The following table includes information regarding option grants in 2001 to the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             INDIVIDUAL GRANTS+
                       -------------------------------                                 POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF     PERCENT OF TOTAL                                 ASSUMED ANNUAL RATES OF STOCK
                        SECURITIES      OPTIONS/SARS                                PRICE APPRECIATION FOR OPTION TERM
                        UNDERLYING       GRANTED TO      EXERCISE OF                -----------------------------------
                       OPTIONS/SARS     EMPLOYEES IN     BASE PRICE    EXPIRATION          5%                10%
        NAME            GRANTED(#)      FISCAL YEAR        ($/SH)         DATE            ($)                ($)
---------------------  ------------   ----------------   -----------   ----------   ----------------   ----------------
William Pollak.......        0               --               --             --                 --                 --
Jack Berkowitz.......      600              2.9%            $167         4/1/11                  *                  *
George Dillehay......        0               --               --             --                 --                 --
Stephen Jacobs.......      900              4.4%            $167         4/1/11                  *                  *
Kevin Vermeulen......        0               --               --             --                 --                 --

---------------

* As of December 31, 2001, each of the outstanding options was out-of-the-money and therefore, the potential realizable value was less than zero.

EMPLOYMENT AGREEMENTS

     William Pollak, President and Chief Executive Officer, has entered into an employment agreement with us for a five-year term effective March 9, 1998. The employment agreement provides for an annual salary of $400,000 subject to increases of 5% annually during the term. In addition, the employment agreement provides for bonuses of $400,000 after the first year of the term and between 50% and 150% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term. Under the employment agreement, if the executive's employment is terminated by us without cause or by the executive with good reason, the executive will be entitled to severance equal to the amount of the executive's salary and bonus accrued but unpaid through the termination date and one year's salary, commencing on the termination date, together with any accrued but unpaid bonus. Mr. Pollak is also entitled to payments for options granted to him and forfeited upon his resignation from his prior employer.

     We have also entered into employment agreements with each of our executive officers providing for varying bonuses, severance provisions and termination rights.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of us as of December 31, 2001 by (i) each person (or group of affiliate persons) known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each Director, Director nominee, and our Chief Executive Officer and President and (iii) all of our directors and executive officers as a group.

                                                                           PERCENTAGE OF
                                                            NUMBER OF     TOTAL SHARES OF
                                                            SHARES OF      COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                       COMMON STOCK     OUTSTANDING
------------------------------------                       ------------   ---------------
U.S. Equity Partners, L.P.(1)............................     569,960          47.48%
U.S. Equity Partners (Offshore), L.P.(2).................     144,110          12.01%
ALM Employee Partners, L.L.C.(3).........................      72,490           6.04%
WPPN, LP(4)..............................................     413,440          34.45%
  Total..................................................   1,200,000          99.98%

---------------

(1) Includes approximately 2.9% of our issued and outstanding Common Stock held by a co-investor of U.S. Equity Partners, L.P. ("USEP"), which has granted WP Management Partners, L.L.C. ("WPMP"), the general partner of USEP, an irrevocable proxy to vote such shares of Common Stock. WPMP shares voting and dispositive power with respect to the shares held by USEP. See footnote
    (4).

(2) WPMP shares voting and dispositive power with respect to the shares held by U.S. Equity Partners (Offshore), L.P. See footnote (4).

(3) ALM Employee Partners, L.L.C. is managed by WP Plan Management Partners, Inc., an indirect wholly-owned subsidiary of Dresdner Kleinwort Wasserstein Group, Inc., and shares voting and dispositive power with respect to the shares held by ALM Employee Partners, L.L.C. See footnote (4).

(4) Does not include: 569,960 shares as to which WPMP shares voting and dispositive power with USEP; 144,110 shares as to which WPMP shares voting and dispositive power with U.S. Equity Partners (Offshore), L.P.; and 72,490 shares as to which WP Plan Management Partners, Inc. shares voting and dispositive power with ALM Employee Partners, L.L.C.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A majority of our equity securities is held by USEP and its affiliates. USEP is a Delaware limited partnership investment fund of which WPMP is the general partner. WPMP is controlled by Wasserstein & Co., LP. WPMP is entitled to receive a monitoring fee in an amount not to exceed $1.0 million in respect of any year.

     We may engage in transactions with our affiliates, including entities owned or controlled by certain of our principal shareholders. We believe that such transactions will be no more favorable to us than similar transactions with non-affiliates.

     In connection with the sale of the our Internet business to Law.com, we entered into an exclusive content (subject to certain exceptions) five-year license with Law.com granting Law.com the right to publish in electronic or digital format all of our content. We believe that, at the time the license agreement was entered into, this transaction was effected on arms-length terms and conditions.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

     (a) Financial Statement Schedule

          Schedule II -- Valuation and Qualifying Accounts. All other schedules have been omitted as the schedules are either not applicable, or the information has been otherwise provided in the Financial Statements.

     (b) Reports on Form 8-K

          None

     (c) Exhibits

          The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA
  HOLDINGS, INC. AND SUBSIDIARIES
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets at December 31, 2001 and          F-3
  2000......................................................
Consolidated Statements of Operations for the Years Ended     F-4
  December 31, 2001, 2000 and 1999..........................
Consolidated Statements of Changes in Stockholders' Equity    F-5
  for the Years Ended December 31, 2001, 2000 and 1999......
Consolidated Statements of Cash Flows for the Years Ended     F-6
  December 31, 2001, 2000 and 1999..........................
Notes to the Consolidated Financial Statements as of          F-7
  December 31, 2001, 2000 and 1999..........................
Valuation and Qualifying Accounts......................Schedule II

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of American Lawyer Media Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of American Lawyer Media Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Investments and Hedging Activities" as amended by SFAS No. 138.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
March 8, 2002

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $  2,377   $  2,263
Accounts receivable, net of allowance for doubtful accounts
  and returns of $2,270 and $2,836, respectively............    16,051     19,613
Deferred tax assets, net....................................     3,925      3,301
Inventories, net............................................     1,530      1,561
Other current assets........................................     2,575      3,035
                                                              --------   --------
     Total current assets...................................    26,458     29,773
Property, plant and equipment, net..........................    11,384     14,000
Intangible assets, net......................................   129,122    139,757
Goodwill, net of accumulated amortization of $48,490 and
  $35,882, respectively.....................................   141,041    148,083
Deferred financing costs, net of accumulated amortization of
  $4,013 and $2,969, respectively...........................     5,596      6,502
Other assets................................................     1,781      5,220
                                                              --------   --------
  Total assets..............................................  $315,382   $343,335
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $  5,941   $  8,789
Accrued expenses............................................    10,640     10,435
Accrued interest payable....................................       954        867
Deferred income (including deferred subscription income of
  $15,065 and $16,975, respectively)........................    18,515     21,891
Other current liabilities...................................       350         --
                                                              --------   --------
     Total current liabilities..............................    36,400     41,982
                                                              --------   --------
Long term debt:
Revolving credit facility...................................    27,000     20,500
Senior notes................................................   175,000    175,000
Senior discount notes.......................................    56,452     50,120
                                                              --------   --------
     Total long term debt...................................   258,452    245,620
Deferred tax liability, net.................................    17,118     33,128
Other noncurrent liabilities................................     7,271      6,877
                                                              --------   --------
Total liabilities...........................................   319,241    327,607
                                                              --------   --------
Stockholders' equity:
Common stock -- $.01 par value; 2,000,000 shares authorized;
  1,200,300 shares issued and outstanding at December 31,
  2001 and 1,200,000 shares issued and outstanding at
  December 31, 2000.........................................        12         12
Paid-in-capital.............................................    96,489     96,466
Accumulated deficit.........................................  (100,377)   (80,750)
Accumulated other comprehensive gain........................        17         --
                                                              --------   --------
Total stockholders' (deficit) equity........................    (3,859)    15,728
                                                              --------   --------
     Total liabilities and stockholders' equity.............  $315,382   $343,335
                                                              ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
NET REVENUES:
Periodicals:
  Advertising...............................................  $ 85,206   $ 88,230   $ 75,887
  Subscription..............................................    23,248     23,407     23,570
Ancillary products and services.............................    37,379     42,876     31,791
Internet services...........................................        --         --      1,244
                                                              --------   --------   --------
  Total net revenues........................................   145,833    154,513    132,492
                                                              --------   --------   --------
OPERATING EXPENSES:
Editorial...................................................    23,000     26,199     22,940
Production and distribution.................................    30,766     32,436     29,821
Selling.....................................................    28,436     32,325     27,806
General and administrative..................................    39,603     38,815     32,136
Internet services...........................................        --         --      3,313
Depreciation and amortization...............................    29,900     28,415     27,298
                                                              --------   --------   --------
  Total operating expenses..................................   151,705    158,190    143,314
                                                              --------   --------   --------
  Operating loss............................................    (5,872)    (3,677)   (10,822)
Interest expense............................................   (24,953)   (25,229)   (24,093)
Other (expense) income......................................    (5,436)      (523)       187
                                                              --------   --------   --------
  Loss before income taxes..................................   (36,261)   (29,429)   (34,728)
Benefit for income taxes....................................    16,634      7,796      3,078
                                                              --------   --------   --------
  Net loss..................................................  $(19,627)  $(21,633)  $(31,650)
                                                              ========   ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                COMMON STOCK        ADDITIONAL                     OTHER
                            ---------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                             SHARES     PAR VALUE    CAPITAL       DEFICIT        INCOME        TOTAL
                            ---------   ---------   ----------   -----------   -------------   --------
BALANCE AT JANUARY 1,
  1999....................  1,200,000      $12       $89,988      $ (27,467)        $--        $ 62,533
Loss on sale of Internet
  business................         --       --          (260)            --          --            (260)
Net loss..................         --       --            --        (31,650)         --         (31,650)
                            ---------      ---       -------      ---------         ---        --------
BALANCE AT DECEMBER 31,
  1999....................  1,200,000       12        89,728        (59,117)         --          30,623
                            ---------      ---       -------      ---------         ---        --------
Gain from sale of
  business................         --       --         6,738             --          --           6,738
Net loss..................         --       --            --        (21,633)         --         (21,633)
                            ---------      ---       -------      ---------         ---        --------
BALANCE AT DECEMBER 31,
  2000....................  1,200,000       12        96,466        (80,750)         --          15,728
                            ---------      ---       -------      ---------         ---        --------
Net loss..................         --       --            --        (19,627)         --         (19,627)
Unrealized gain on equity
  securities available for
  sale, net of taxes......         --       12            --             --          17              17
                            ---------      ---       -------      ---------         ---        --------
Total comprehensive
  loss....................         --       --            --             --                     (19,610)
Net proceeds from issuance
  of common stock.........        300       --            23             --          --              23
BALANCE AT DECEMBER 31,
  2001....................  1,200,300      $12       $96,489      $(100,377)        $17        $ (3,859)
                            =========      ===       =======      =========         ===        ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(19,627)  $(21,633)  $(31,650)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization...............................    29,900     28,415     27,298
Deferred tax benefit........................................   (16,635)    (8,354)    (5,652)
Non-cash interest...........................................     1,044        986        986
Loss from sale of assets....................................       804         --         --
Impairment of private equity securities.....................     4,700         --         --
Accretion of interest on senior discount notes..............     6,333      5,605      4,977
  Decrease (increase) in:
Accounts receivable, net....................................     3,501     (2,470)    (3,252)
Inventories.................................................      (179)      (112)       399
Other current assets........................................       337     (1,199)      (655)
Other assets................................................      (689)    (1,169)      (785)
  (Decrease) increase in:
Accounts payable............................................    (2,871)     1,302      4,278
Accrued expenses............................................      (567)      (974)       (43)
Other current liabilities...................................       350         --         --
Accrued interest payable....................................        87       (318)       109
Deferred income.............................................    (4,256)       892         50
Other noncurrent liabilities................................       395        662      3,245
                                                              --------   --------   --------
  Total adjustments.........................................    22,254     23,266     30,955
                                                              --------   --------   --------
  Net cash provided by (used in) operating activities.......     2,627      1,633       (695)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (3,276)    (5,906)   (11,286)
Proceeds received from sale of business.....................       300      9,184      4,490
Purchase of business........................................    (5,922)    (6,450)    (1,225)
Other.......................................................        --          4         --
                                                              --------   --------   --------
  Net cash used in investing activities.....................    (8,898)    (3,168)    (8,021)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution........................................        23         --         --
Net borrowing on revolving credit facility..................     6,500      2,200      9,800
Payment of deferred financing costs.........................      (138)        --         --
                                                              --------   --------   --------
  Net cash provided by financing activities.................     6,385      2,200      9,800
                                                              --------   --------   --------
  Net increase in cash......................................       114        665      1,084
CASH, beginning of year.....................................     2,263      1,598        514
                                                              --------   --------   --------
CASH, end of year...........................................  $  2,377   $  2,263   $  1,598
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year:
  Income taxes..............................................  $    597   $    355   $    187
  Interest..................................................  $ 18,319   $ 18,725   $ 18,028
                                                              ========   ========   ========
Non-cash:
  Preferred membership interest received from sale of
     business...............................................  $     --   $  2,500   $     --
                                                              ========   ========   ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001, 2000, AND 1999

1.  ORGANIZATION AND OPERATIONS

     American Lawyer Media Holdings, Inc. ("we," "us," "our," or the "Company") is a holding company, the principal asset of which consists of all of the outstanding capital stock of American Lawyer Media, Inc. ("ALM"), a wholly-owned subsidiary of us (formerly Cranberry Partners, LLC ("Cranberry")). We publish legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. Our operations are based in New York with regional offices in ten states, the District of Columbia and London, England.

     Effective July 31, 1997, we acquired substantially all of the assets and liabilities of American Lawyer Media, L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). In December 1997, we acquired all of the outstanding capital stock of National Law Publishing Company, Inc. ("Old NLP") for approximately $203 million (the "NLP Acquisition"). Subsequently, all the acquired assets and liabilities of Old ALM and Old NLP were combined to form new subsidiaries currently owned by us.

     On July 21, 1999, we transferred all of our and our subsidiaries' Internet and electronic commerce business to a wholly-owned subsidiary named Professional On Line, Inc. ("POL"). On July 24, 1999, POL was recapitalized by creating a class of 12.25% preferred stock, par value $0.01 (the "POL Preferred Stock"), in addition to the class of common stock, par value $0.01 per share, previously authorized (the "POL Common Stock"). On July 27, 1999, we sold all of the issued and outstanding POL Common Stock to Law.com, LLC (formerly Law.com, Inc.) ("Law.com") for $1 million in cash and we retained all of the issued and outstanding POL Preferred Stock. In December 1999, Law.com redeemed all of the POL Preferred Stock for $3.75 million plus accrued dividends. Law.com maintains a web destination for legal information and e-services. Under a licensing agreement, we continue to provide content for Law.com. Law.com is owned by substantially the same investors that own us, including Wasserstein & Co., LP, U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P.

     On March 7, 2000, the Board of Directors approved a 10-for-1 split of our common stock, par value $0.01 per share. Prior to the stock split, we had 200,000 shares of common stock authorized and 120,000 shares of common stock outstanding. After the stock split, we had 2,000,000 shares of common stock authorized and 1,200,000 shares of common stock outstanding.

     On March 28, 2000, we sold the business constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C. (formerly TDD, L.L.C.), a limited liability company (the "Purchaser"), owned by substantially all of our same stockholders. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the "Preferred Membership Interest"). In addition, the Purchaser paid us $1.68 million in cash, representing the aggregate amount of operating losses incurred by us in connection with the operation of the Business for the month of March 2000. We recorded a gain of approximately $6,738,000 as a component of additional paid-in-capital as the Business was a related party under common control. The Preferred Membership Interest accrues at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital, including the Preferred Membership Interest issued by the Purchaser. Due to the nature of the transaction, we fully reserved against the Preferred Membership Interest from inception to the dividend date in Other Assets on the Balance Sheet.

2.  ACQUISITIONS

     On November 22, 1999, effective December 1, 1999, we consummated the acquisition of all of the assets, properties and rights of Houston Trial Reports, Inc. and Blue Sheet Publications, Inc. (collectively, "Blue

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

2.  ACQUISITIONS -- (CONTINUED)

Sheet"). Blue Sheet publishes regional and statewide publications which serve the legal community and provides legal research through in-house and on-line facilities.

     On May 15, 2000, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

     On December 27, 2000, we consummated the acquisition of rights and related assets of two leading regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd. ("Nationwide"). Under the agreement, we purchased rights and related assets for Solicitors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

     The acquisition price of Moran and the two trade shows from Nationwide in 2000 totaled approximately $6.5 million and the price for Haslam totaled approximately $6.8 million.

     All of the above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since the effective dates of the respective acquisitions. The excess of the purchase price over net assets acquired was allocated to intangibles and goodwill. In the accompanying consolidated statements of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

 CONCENTRATIONS OF CREDIT RISK

     Our financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising our customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 REVENUE RECOGNITION

     Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

     Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

     Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income, income from a daily fax service of court decisions and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

     Internet services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which reemphasizes existing guidance related to revenue recognition, including criteria specified in the Financial Accounting Standards Board's conceptual framework on timing of revenue recognition, and presentation and disclosure of revenue in the financial statements. SAB No. 101 was effective for the 2000 fourth quarter. The implementation of SAB No. 101 did not have a material impact on our results of operations, cash flow or financial position.

 DEFERRED SUBSCRIPTION INCOME AND SUBSCRIPTION RECEIVABLE

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivable of $1,997,400 and $2,631,500 at December 31, 2001 and 2000,
respectively, are included in accounts receivable in the accompanying consolidated balance sheet.

 ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs totaled approximately $6.5 million, $7.9 million and $11.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. These costs are expensed as the related advertisement or campaign is released.

 CASH AND CASH EQUIVALENTS

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

 INVENTORIES

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the weighted average cost method, or market.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 ACCOUNTING FOR LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of," we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. We do not believe that any such impairment has occurred.

 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings...................................................    25 years
Furniture, machinery and equipment..........................   5-9 years
Computer equipment and software.............................   3-6 years

     Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

 GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired. It is stated at cost less accumulated amortization and is amortized on a straight-line basis over an average fifteen-year useful life.

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

 SALES OF SUBSIDIARY STOCK

     We have elected to treat gains and losses on the sales of subsidiary stock as equity transactions. Therefore, the sale of Law.com has been reflected this way in the accompanying consolidated financial statements.

 RECLASSIFICATIONS

     Certain amounts have been reclassified to conform with the current year presentation.

 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities."

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities", which amended SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions to obtain hedge accounting. We adopted these standards in the first quarter of 2001.

     We utilize an interest rate swap agreement to convert our fixed rate interest on ALM's $175.0 million Notes to a variable rate. At December 31, 2001, we had an interest rate swap agreement outstanding with a notional amount of $175.0 million and a fair market value of $766,900. The swap agreement will terminate on March 31, 2003. The fair market value of our interest rate swap is based upon the amount that we could have settled with our counterparties to terminate the swap outstanding at December 31, 2001. Gains and losses in the fair market value of the interest rate swap are reported in earnings as a component of interest expense, net.

 NEW ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. With adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. We are assessing the impact of SFAS No. 142 and we are evaluating whether or not we will incur an impairment charge in accordance with the adoption of this statement.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operations under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 in the first quarter of 2002 and are currently assessing the impact on our results of operations and financial position.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 INCOME TAXES

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured pursuant to the tax laws.

4.  OTHER (EXPENSE) INCOME

     During the second quarter of 2001, we wrote-off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other (expense) income.

     During the third quarter of 2001, we sold certain assets associated with our printing facility in Florida. We recognized a net loss of approximately $0.8 million from the sale of these assets and other costs directly associated with the transaction.

5.  RESTRUCTURING CHARGE

     During the second quarter and fourth quarter of 2001, upon the decision to restructure certain of our operations, we accrued approximately $2.0 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of December 31, 2001, approximately $0.7 million, representing the unpaid charges, is included in accrued expenses.

6.  INCOME TAXES

     We file a consolidated federal income tax return. We account for income taxes under the liability method pursuant to SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences primarily relate to amortization of identified intangibles related to the NLP Acquisition, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities and reserves not currently deductible for tax purposes and net operating loss carryforwards.

     The reconciliation between the income tax benefit and the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows (in thousands):

                                                          2001      2000       1999
                                                        --------   -------   --------
Federal statutory income taxes........................  $(12,329)  $(7,869)  $(10,321)
Permanent differences (principally goodwill and
  intangible amortization and gain on sale of the
  Business)...........................................     3,987     6,324      6,083
State and local income taxes..........................    (2,222)      217         --
Foreign taxes.........................................       (55)       --         --
Changes in valuation allowance and other
  adjustments.........................................    (6,015)   (6,468)     1,160
                                                        --------   -------   --------
                                                        $(16,634)  $(7,796)  $ (3,078)
                                                        ========   =======   ========

     We had a net deferred tax liability of $13,193 and $29,827 at December 31, 2001 and 2000, respectively.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

6.  INCOME TAXES -- (CONTINUED)


                                                               2001        2000
                                                              -------     -------
                                                                (IN THOUSANDS)
Deferred tax assets.........................................  $21,795     $ 7,089
Deferred tax liabilities....................................   34,988      36,916
                                                              -------     -------
Net deferred tax liabilities................................  $13,193     $29,827
                                                              =======     =======

     The deferred income tax liabilities primarily relate to the identified intangibles from the NLP Acquisition, which were recorded at the acquisition date. The liability was calculated on the identified intangibles from the NLP Acquisition using our effective tax rate.

     At December 31, 1999, we recorded a valuation allowance against our net deferred tax assets consisting primarily of net operating losses. The valuation allowance was provided as management was uncertain as to the realizability of these deferred tax assets. At the close of 2001 and 2000, we expect to utilize the deferred tax assets, and so have reversed the valuation allowance. Certain other adjustments were made to more accurately reflect deferred tax items with respect to nondeductible intangibles. As of December 31, 2001, we have net tax operating loss carryforwards of $16,495,000 that expire in 2015 - 2021.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant, equipment and accumulated depreciation and amortization consisted of the following at December 31 (in thousands):

                                                                2001       2000
                                                              --------   --------
Land........................................................  $    207   $    207
Buildings and improvements..................................     5,442      4,856
Furniture, machinery and equipment..........................     2,611      2,595
Computer equipment and software.............................    17,868     16,387
                                                              --------   --------
                                                                26,128     24,045
Accumulated depreciation and amortization...................   (14,744)   (10,045)
                                                              --------   --------
Net property, plant and equipment...........................  $ 11,384   $ 14,000
                                                              ========   ========

     Depreciation expense charged to operations totaled $5,462,000, $4,756,000 and $3,501,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

8.  INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31 (in thousands):

                                                    2001         2000       USEFUL LIVES
                                                  --------     --------     ------------
Advertiser commitments..........................  $    880     $    880      6 months
Trademarks......................................    86,268       86,268      20 years
Customer and subscriber lists...................    75,652       74,455     5-17 years
Non-compete agreements..........................    13,992       13,992       3 years
                                                  --------     --------
                                                   176,792      175,595
Accumulated amortization........................   (47,670)     (35,838)
                                                  --------     --------
Net intangible assets...........................  $129,122     $139,757
                                                  ========     ========

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

8.  INTANGIBLE ASSETS -- (CONTINUED)

     Amortization expense charged to operations totaled $11,832,000, $11,717,000 and $11,810,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.  OTHER CURRENT ASSETS

     Other current assets consisted of the following at December 31 (in thousands):

                                                               2001       2000
                                                              ------     ------
Prepaid expenses............................................  $1,681     $1,935
Other.......................................................     894      1,100
                                                              ------     ------
Total.......................................................  $2,575     $3,035
                                                              ======     ======

     Other assets include minority equity investments we hold in various private companies.

10.  RELATED PARTY TRANSACTIONS

     We, Law.com and The Deal, L.L.C. share substantially all the same stockholders. We believe that the transactions referred to in Note 1 were effected on arms-length terms and conditions. See Note 1 -- Organization and Operations for a discussion of related party transactions.

     In 1999 fees of $260,000 related to the sale of POL to Law.com, were paid to Wasserstein & Co., LP ("Wasserstein") and in 2000 and 2001, no fees were paid to Wasserstein.

11.  COMMITMENTS AND CONTINGENCIES

     Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $4,742,000, $4,611,000 and $3,685,000 for the years ended December 31, 2001, 2000 and 1999, respectively. This amount includes the monthly rent payments for corporate headquarters discussed below.

     At December 31, 2001, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                            REAL
                                                           ESTATE     OTHER     TOTAL
                                                           -------    -----    -------
2002.....................................................  $ 4,208    $325     $ 4,533
2003.....................................................    4,211     205       4,416
2004.....................................................    3,983     161       4,144
2005.....................................................    3,736      41       3,777
2006.....................................................    3,699      34       3,733
2007 and thereafter......................................    6,965       0       6,965
                                                           -------    ----     -------
                                                           $26,802    $766     $27,568
                                                           =======    ====     =======

     Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $3,109,000 and $3,273,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheets as of December 31, 2001 and 2000, respectively.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     We have employment agreements with certain of our officers and key employees, for terms ranging up to 5 years with annual compensation aggregating approximately $4.7 million.

     We are involved in a number of legal proceedings which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on our financial position or results of operations.

     We have letters of credit outstanding totaling approximately $1,121,000 for security deposits on our corporate office space as of December 31, 2001 and 2000.

12.  EMPLOYEE BENEFITS

     We have a 401(k) salary deferral plan (the "ALM Plan"). Participation in the ALM plan is available to substantially all employees. The ALM Plan provides for employer matching of employees' contributions, as defined, except that the employee match has been suspended as of January 1, 2002. Our contributions to the ALM Plan for the years ended December 31, 2001, 2000, and 1999 were $1,024,000, $555,900, and $606,979, respectively. In addition, approximately fifteen of our employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. We made contributions to these retirement plans of $451,000, $310,700 and $266,200, for the years ended December 31, 2001, 2000, and 1999, respectively.

     We also sponsor the New York Law Journal Union Employee Pension Plan established by The New York Law Publishing Company. This plan is a defined benefit plan for our union employees. We made contributions to this retirement plan of $9,828, $11,467 and $11,059 relating to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

     We also sponsored a defined benefit plan covering substantially all ALM, LLC and Counsel Connect, LLC employees (a Delaware limited liability company). This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

12.  EMPLOYEE BENEFITS -- (CONTINUED)

     Pension benefits for 2001, 2000, and 1999 for the ALM Plan consist of the following (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, at beginning of year......  $ 3,597   $ 3,647   $ 3,546
Interest cost...........................................      248       244       238
Actuarial loss..........................................     (174)     (198)      (12)
Benefits paid...........................................     (115)      (96)     (125)
                                                          -------   -------   -------
Projected benefit obligation, at end of year............  $ 3,556   $ 3,597   $ 3,647
                                                          =======   =======   =======
CHANGE IN PLAN ASSETS
Fair value of assets, at beginning of year..............  $ 3,099   $ 3,278   $ 3,225
Actual return on plan assets............................     (284)      (83)      178
Employer contributions..................................      202        --        --
Benefits paid...........................................     (115)      (96)     (125)
                                                          -------   -------   -------
Fair value of assets, at end of year....................  $ 2,902   $ 3,099   $ 3,278
                                                          =======   =======   =======
FUNDED STATUS
Projected benefit obligation............................  $(3,556)  $(3,597)  $(3,647)
Fair value of plan assets...............................    2,902     3,099     3,279
Unrecognized net actuarial gain (loss)..................      308      (101)     (279)
Amount included in pension expense......................     (316)       --        --
                                                          -------   -------   -------
Accrued benefit cost....................................  $  (662)  $  (599)  $  (647)
                                                          =======   =======   =======
COMPONENTS OF NET PERIODIC PENSION COST
Interest cost...........................................  $   248   $   244   $   238
Expected return on plan assets..........................     (290)     (291)     (289)
Amortization of unrecognized net actuarial loss.........       (8)       (2)       (5)
                                                          -------   -------   -------
Net periodic pension income.............................  $   (50)  $   (49)  $   (56)
                                                          =======   =======   =======

     In determining the actuarial present value of the projected benefit obligation as of December 31, 2001, 2000, and 1999, the discount rate was 7.00%, 7.00% and 6.75%, respectively, and the expected long-term rate of return on assets was 9.00% as of December 31, 2001, 2000, and 1999.

     We also sponsored an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was frozen as of December 31, 1997.

     We sponsor a comprehensive medical and dental insurance plan, which is available to substantially all employees.

13.  LONG-TERM DEBT

     In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12.25% of Senior Discount Notes dues 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest will be payable semi-

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

13.  LONG-TERM DEBT -- (CONTINUED)

annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

     On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of 9.75% senior notes due December 15, 2007 (the "Notes"). The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by us and each of ALM's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and ALM's subsidiaries, the payment of dividends and other restricted payments by ALM and ALM's subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

     On March 25, 1998, we and ALM signed a credit agreement with various banks that had a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financial costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by us and by all subsidiaries of ours. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of us and our domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by us of all of the stock of us. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the Base Rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar rate plus a margin ranging from 1.25% to 2.5% as the case may be. The Applicable Margin is based on the Company's total consolidated leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to us and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. We are also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. Assuming there is no repayment of the Revolving Credit Facility prior to term, the entire amount will be payable on March 31, 2003.

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

13.  LONG-TERM DEBT -- (CONTINUED)

     Effective March 29, 1999, we and ALM amended the Revolving Credit Facility, limiting our ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

     Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of our Internet business to Law.com (see Note
1 -- Organization and Operations) and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, permit the sale of the Business to The Deal, L.L.C. and to increase the revolver limit described above from $20 million to $22.5 million.

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

     Effective October 15, 2001, we received a waiver of compliance with certain of the covenants at September 30, 2001 and at December 31, 2001.

     Subsequent to December 31, 2001, the Revolving Credit Facility was further amended (see Note 16-Subsequent Events).

     At December 31, 2001, the borrowings were $27,000,000, of which $2,000,000 was available in accordance with the August 10, 2001 Revolving Credit Facility Amendment. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at December 31, 2001. The interest rates on the total outstanding balance at December 31, 2001 range between 5.2% and 5.8%. A 10% increase in the average rate in the Revolving Credit Facility during 2001 would have increased our net loss to approximately $19.8 million.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. We believe that the carrying amount for these accounts approximates fair value due to the near maturity of such financial instruments or the interest rates on these instruments are comparable to market rates. The estimated fair value of the Notes was $128,127,500 at December 31, 2001 based upon the current market exchange.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31   FULL YEAR
                                --------   --------   ------------   -----------   ---------
                                                       (IN THOUSANDS)
2001
  Net revenues................  $39,014    $ 37,818     $33,603        $35,398     $145,833
  Gross profit................   24,287      24,139      21,120         22,521       92,067
  Net loss....................   (5,346)    (13,117)     (9,383)         8,219      (19,627)
2000
  Net revenues................  $38,843    $ 40,687     $36,425        $38,558     $154,513
  Gross profit................   22,952      26,814      22,833         23,279       95,878
  Net loss....................   (9,538)     (2,835)     (6,817)        (2,443)     (21,633)

             AMERICAN LAWYER MEDIA HOLDINGS, INC. AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS

     Effective February 22, 2002, the Revolving Credit Facility was further amended to modify certain of the covenants and waive compliance with the covenant relating to the total leverage ratio and interest coverage ratio for the remainder of the term of the line of credit. In addition, the Revolving Credit Facility was also amended to allow us to receive equity securities in other non-related entities as payment for advertising services provided by us, within certain limits in any one fiscal year.

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
             /s/ WILLIAM L. POLLAK                 Director, President and Chief        March 29, 2002
------------------------------------------------   Executive Officer (Principal
               William L. Pollak                   Executive Officer)




             /s/ STEPHEN C. JACOBS                 Vice President and Chief Financial   March 29, 2002
------------------------------------------------   Officer (Principal Financial
               Stephen C. Jacobs                   Officer and Principal Accounting
                                                   Officer)




             /s/ BRUCE WASSERSTEIN                 Chairman of the Board of Directors   March 29, 2002
------------------------------------------------
               Bruce Wasserstein




                /s/ ANUP BAGARIA                   Director, Vice President             March 29, 2002
------------------------------------------------
                  Anup Bagaria




           /s/ GEORGE L. MAJOROS, JR.              Director                             March 29, 2002
------------------------------------------------
             George L. Majoros, Jr.




             /s/ MICHAEL J. BIONDI                 Director                             March 29, 2002
------------------------------------------------
               Michael J. Biondi




              /s/ ROBERT C. CLARK                  Director                             March 29, 2002
------------------------------------------------
                Robert C. Clark

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





             /s/ DONALD G. DRAPKIN                 Director                             March 29, 2002
------------------------------------------------
               Donald G. Drapkin




            /s/ JAMES A. FINKELSTEIN               Director                             March 29, 2002
------------------------------------------------
              James A. Finkelstein




           /s/ ANDREW G.T. MOORE, II               Director                             March 29, 2002
------------------------------------------------
             Andrew G.T. Moore, II

                                                                     SCHEDULE II

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

     For the Twelve Months Ended December 31, 1999, 2000 and 2001 (dollars in thousands):

                                                                 ADDITIONS
                                                          -----------------------
                                             BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                             BEGINNING    COSTS AND      OTHER                      AT END OF
                                             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)    PERIOD
                                             ----------   ----------   ----------   -------------   ---------
DESCRIPTION                                    CREDIT       CREDIT       DEBIT          DEBIT        CREDIT
-----------                                  ----------   ----------   ----------   -------------   ---------
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts and
  returns..................................   $(3,595)     $(2,590)          --        $3,427        $(2,758)
Allowance for valuation of deferred tax
  asset....................................   $(3,016)          --           --            --        $(3,016)
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts and
  returns..................................   $(2,758)     $(2,174)          --        $2,096        $(2,836)
Allowance for valuation of deferred tax
  asset....................................   $(3,016)          --       $3,016            --             --
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts and
  returns..................................   $(2,836)     $(1,774)          --        $2,340        $(2,270)
Allowance for valuation of deferred tax
  asset....................................   $    --           --           --            --             --

---------------

(1) Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1*     Purchase Agreement, dated as of October 23, 1997, by and
          among Boston Ventures Limited Partnership IV, Boston
          Ventures Limited Partnership IVA, James A. Finkelstein and
          ALM Holdings, LLC, as amended
 3.1*     Certificate of Incorporation of Holdings
 3.2*     Certificate of Amendment of the Certificate of Incorporation
          of Holdings
 3.16*    Bylaws of Holdings
 4.1*     Indenture, dated as of December 22, 1997, among Holdings,
          the Guarantors named therein and The Bank of New York, as
          trustee
 4.2*     Supplemental Indenture, dated as of December 22, 1997, among
          Holdings, the Guarantors named therein and The Bank of New
          York, as trustee
 4.3*     Supplemental Indenture, dated as of December 22, 1997, among
          Holdings, the Guarantors named therein and The Bank of New
          York, as trustee
 4.4*     Supplemental Indenture, dated as of December 22, 1997, among
          Holdings, the Guarantors named therein and The Bank of New
          York, as trustee
 4.5*     Supplemental Indenture, dated as of December 22, 1997, among
          Holdings, the Guarantors named therein and The Bank of New
          York, as trustee
 4.6*     Supplemental Indenture, dated as of December 22, 1997, among
          Holdings, the Guarantors named therein and The Bank of New
          York, as trustee
 4.7*     Supplemental Indenture, dated as of April 14, 1998, among
          Holdings, the Guarantors and The Bank of New York, as
          trustee
 4.10*    Registration Rights Agreement, dated as of December 22,
          1997, among Holdings, the Guarantors named therein and the
          Initial Purchasers
10.1*     Lease, dated September 30, 1993, between Park Avenue
          South/Armory, Inc. and The New York Law Publishing Company
          for premises at 345 Park Avenue South, New York, New York
10.2*     First Supplemental Agreement, dated November 30, 1994,
          between Park Avenue South/Armory, Inc. and The New York Law
          Publishing Company for premises at 345 Park Avenue South,
          New York, New York
10.3*     Credit Agreement, dated as of March 25, 1998, among
          Holdings, ALM, various banks, Bank of America National Trust and Savings Association, BancBoston Securities Inc. and
          BancAmerica Robertson Stephens
10.4*     First Amendment to Credit Agreement, dated as of April 24,
          1998, among Holdings, ALM, various banks and Bank of America
          National Trust and Savings Association, (ii) Second
          Amendment to Credit Agreement, dated as of April 26, 1999, among Holdings, ALM, various banks and Bank of America
          National Trust and Savings Association, (iii) Waiver and
          Consent and Third Amendment to Credit Agreement, dated as of
          July 20, 1999, among Holdings, ALM, various banks and Bank of America National Trust and Savings Association, (iv)
          Consent and Fourth Amendment to Credit Agreement, dated as of March 8, 2000, among Holdings, ALM, various banks and
          Bank of America National Trust and Savings Association, (v)
          Fifth Amendment to Credit Agreement, dated as of January 10,
          2001, among Holdings, Holdings, various banks and Bank of
          America, N.A., (vi) Sixth Amendment and Waiver to Credit
          Agreement, dated as of August 10, 2001, among Holdings, ALM, various banks and Bank of America, N.A., (vii) Waiver to
          Credit Agreement, dated as of September 28, 2001, among
          Holdings, ALM, various banks and Bank of America, N.A., and
          (viii) Seventh Amendment and Waiver, dated as of February
          15, 2002 among Holdings, ALM, various banks and Bank of
          America, N.A. (filed herewith)
10.5*     Employment Agreement dated February 9, 1998 between ALM and
          William L. Pollak
10.6+*    License Agreement between ALM and Law.com, Inc., dated
          December 13, 1999

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7*     Stock Purchase Agreement, dated as of July 27, 1999 among
          ALM, Law.com Acquisition Corp. and Professional On Line,
          Inc.
10.8*     Asset Purchase Agreement, dated as of March 28, 2000, among
          ALM, The New York Law Publishing Company and NLP IP Company
          and TDD, L.L.C.
10.9+*    First Amendment to License Agreement between ALM and
          Law.com, Inc., dated December 6, 2000
10.10+*   Second Amendment to License Agreement between ALM and
          Law.com, Inc., dated May 15, 2001
12.1      Statement re: computation of ratio of earnings to fixed
          charges
21.1      List of Subsidiaries of Holdings and ALM
24.1      Power of Attorney of Holdings (included on Signature Page)
99.1      Receipt of Arthur Andersen LLP letter

---------------

* Exhibits are incorporated by reference from Holdings' previous filings with the Securities and Exchange Commission.

+ Confidential treatment has been granted for certain portions of this document.