Form 10-Q
period 2002-03-31
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2002-05-14
CIK 1059496

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2002.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from          to          .
                                            --------    ---------

                        COMMISSION FILE NUMBER: 333-50119

                               ------------------

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


       Registrant's telephone number, including area code: (212) 779-9200

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]            No [ ]








As of May 14, 2002, there were 1,320,330 shares of the registrant's common stock, $.01 par value, outstanding, the majority of which were held by affiliates.

================================================================================

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX


PART I                                                                           PAGE
                                                                                 ----
FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS

  Consolidated Balance Sheets at March 31, 2002 (unaudited)
   and December 31, 2001.................................................         1

  Consolidated Statements of Operations (unaudited) for the Three
   Months Ended March 31, 2002 and 2001..................................         2

  Consolidated Statement of Changes in Stockholders' Equity for
   the Three Months Ended March 31, 2002 (unaudited).....................         3

  Consolidated Statements of Cash Flows (unaudited) for the Three Months
   Ended March 31, 2002 and 2001.........................................         4

  Notes to Consolidated Financial Statements at
   March 31, 2002 (unaudited)............................................        5-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................         12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK................................................         15

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................         16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................         16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................         16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............         16

ITEM 5. OTHER INFORMATION................................................         16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................         16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       MARCH 31,    DECEMBER 31,
                                                                         2002           2001
                                                                      ----------    ------------
                                                                      (unaudited)
                                       ASSETS
Current assets:
Cash and cash equivalents........................................     $   2,156       $   2,377
Accounts receivable, net of allowance for doubtful accounts
 and returns of $2,118 and $2,270, respectively..................        14,430          16,051
Deferred tax assets, net.........................................         3,925           3,925
Inventories, net.................................................         1,565           1,530
Other current assets.............................................         2,521           2,575
                                                                      ---------       ---------
     Total current assets........................................        24,597          26,458
Property, plant and equipment, net of accumulated
 depreciation and amortization of $15,912 and $14,744,
 respectively....................................................        10,806          11,384
Intangible assets, net of accumulated amortization of $50,901
 and $47,670, respectively.......................................       125,891         129,122
Goodwill, net of accumulated amortization of $48,490 and
 $48,490, respectively...........................................       141,042         141,041
Deferred financing costs, net of accumulated amortization of
 $3,615 and $4,013, respectively.................................         5,333           5,596
Other assets.....................................................         2,910           1,781
                                                                      ---------       ---------
     Total assets................................................     $ 310,579       $ 315,382
                                                                      =========       =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable.................................................     $   6,202       $   5,941
Accrued expenses.................................................         9,050          10,640
Accrued interest payable.........................................         5,149             954
Deferred income (including deferred subscription income of
 $16,358 and $15,065, respectively)..............................        18,904          18,515
Other current liabilities........................................           150             350
                                                                      ---------       ---------
     Total current liabilities...................................        39,455          36,400
Long-term debt:
Revolving credit facility........................................        24,000          27,000
Senior notes.....................................................       175,000         175,000
Senior discount notes............................................        58,181          56,452
                                                                      ---------       ---------
     Total long-term debt........................................       257,181         258,452
Deferred income taxes, net.......................................        16,342          17,118
Other noncurrent liabilities.....................................         6,525           7,271
                                                                      ---------       ---------
     Total liabilities...........................................       319,503         319,241
Stockholders' deficit:
Common stock-$.01 par value; 2,000,000 shares authorized;
 1,200,300 issued and outstanding at March 31, 2002 and
 December 31, 2001...............................................            12              12
Paid-in-capital..................................................        96,489          96,489
Accumulated deficit..............................................      (105,380)       (100,377)
Accumulated other comprehensive loss.............................           (45)             17
                                                                      ---------       ---------
     Total stockholders' deficit.................................        (8,924)         (3,859)
                                                                      ---------       ---------
     Total liabilities and stockholders' deficit.................     $ 310,579       $ 315,382
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                              2002               2001
                                            -------            -------
REVENUES:
Periodicals:
  Advertising..........................     $18,034            $21,976
  Subscription.........................       5,548              5,748
Ancillary products and services........       8,775             11,290
                                            -------            -------
  Total revenues.......................      32,357             39,014
                                            -------            -------
OPERATING EXPENSES:
Editorial..............................       5,385              5,979
Production and distribution............       6,535              8,748
Selling................................       6,795              7,673
General and administrative.............       8,984              8,461
Depreciation and amortization..........       4,399              7,471
                                            -------            -------
  Total operating expenses.............      32,098             38,332
                                            -------            -------
  Operating income.....................         259                682
Interest expense.......................      (6,029)            (6,622)
Other income...........................           5                 20
                                            -------            -------
  Loss before income taxes.............      (5,765)            (5,920)
Benefit for income taxes...............         762                574
                                            -------            -------
  Net loss.............................     $(5,003)           $(5,346)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                                           ADDITIONAL                    OTHER
                                                     PAR    PAID-IN    ACCUMULATED   COMPREHENSIVE
                                        SHARES      VALUE   CAPITAL      DEFICIT         LOSS         TOTAL
                                       ---------    -----  ----------  -----------   -------------   -------
                                          COMMON STOCK
                                       ------------------
Balance at December 31, 2001.......... 1,200,300     $12    $96,489    $(100,377)        $ 17        $(3,859)
Net loss..............................        --      --         --       (5,003)          --         (5,003)
Unrealized loss on equity securities
 available for sale, net of tax.......        --      --         --           --          (62)           (62)
                                       ---------     ---    -------    ---------         ----        -------
     Total comprehensive loss.........        --      --         --           --           --         (5,065)
Balance at March 31, 2002............. 1,200,300     $12    $96,489    $(105,380)        $(45)       $(8,924)
                                       =========     ===    =======    =========         ====        =======

 The accompanying notes to the consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                    2002               2001
                                                                  -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................   $(5,003)           $(5,346)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Depreciation and amortization..................................     4,399              7,471
Non-cash interest..............................................       264                247
Accretion of interest on senior discount notes.................     1,729              1,539
  Decrease (increase) in:
Accounts receivable, net.......................................     1,622                564
Inventories....................................................       (35)               (65)
Other current assets...........................................        53                (23)
Other assets...................................................    (1,192)               487
  Increase (decrease) in:
Accounts payable...............................................       262             (2,546)
Accrued expenses...............................................    (1,591)            (4,109)
Other current liabilities......................................      (200)                --
Accrued interest payable.......................................     4,195              4,361
Deferred income................................................       388               (344)
Other noncurrent liabilities...................................    (1,521)              (335)
                                                                  -------            -------
  Total adjustments............................................     8,373              7,247
                                                                  -------            -------
  Net cash provided by operating activities....................     3,370              1,901
                                                                  -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................      (591)              (890)
Purchase of business...........................................        --             (6,026)
                                                                  -------            -------
  Net cash used in investing activities........................      (591)            (6,916)
                                                                  -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) advances under revolving credit facility............    (3,000)             4,700
                                                                  -------            -------
  Net cash (used in) provided by financing activities..........    (3,000)             4,700
                                                                  -------            -------
  Net decrease in cash.........................................      (221)              (315)
                                                                  -------            -------

CASH, beginning of period......................................     2,377              2,263
                                                                  -------            -------

CASH, end of period............................................   $ 2,156            $ 1,948
                                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
  Income taxes.................................................   $    --            $   473
                                                                  =======            =======
  Interest.....................................................   $   399            $   492
                                                                  =======            =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. ORGANIZATION & OPERATIONS

     American Lawyer Media Holdings, Inc. ("we," "us," "our," or the "Company") is the parent company of American Lawyer Media, Inc. ("ALM"). We publish legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. Our operations are based in New York with regional offices in nine states, the District of Columbia and London, England.

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications, the leading publisher of jury verdict and settlement research data in California.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2001.

Principles of Consolidation

     The consolidated financial statements include the accounts of American Lawyer Media Holdings, Inc. and our wholly-owned subsidiaries, which unless the context otherwise requires, are collectively referred to herein as "we," "us," "our," or the "Company". Intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

     Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents, generally limited due to the large number of customers comprising our customer base. Legal advertising agents do not have significant liquid net worth and, as a result, we are exposed to a

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

certain level of credit concentration risk in this area, for which we believe we have adequately provided.

Revenue Recognition

     Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

     Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

     Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income and income from a daily fax service of court decisions. In addition, ancillary products and services revenues include third party printing revenue until July 2001 at which point the assets from the Florida printing operations were sold and such third party printing ceased. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenues are recognized upon fulfillment of orders.

Deferred Subscription Income

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,460,000 and $1,997,000 are included in accounts receivable in the accompanying consolidated March 31, 2002 and December 31, 2001 balance sheets, respectively.

Advertising and Promotion Expenditures

     Advertising and promotion expenditures totaled approximately $1,891,000 and $1,869,000 for the three months ended March 31, 2002 and 2001, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers as well as professional books published and sold by us. Inventories are determined by the average cost method and are stated at the lower of cost or market.

Accounting for Long-Lived Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement is intended to develop one accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of by sale and to address significant implementation issues. In accordance with this Statement, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Under the guidelines of this statement, we do not believe that any such impairment has occurred related to goodwill or intangibles.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings                                        25 years
Furniture, machinery and equipment              5-9 years
Computer equipment and software                 3-6 years

     Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

Goodwill and Intangible Assets

     We adopted SFAS No. 142, "Goodwill and Other Tangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measures based on its fair value. This statement also provides that goodwill and certain intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of 2002, we ceased amortization of goodwill and we are currently performing the first step of the required two-step impairment testing. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If there is an

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

indication of impairment, we would allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on the results of our impairment test, which will be completed during the second quarter of 2002, we will determine whether or not an impairment charge in accordance with the adoption of this statement is necessary.

     Intangible assets with determinate lives represent trademarks, advertiser commitments, uniform resource locators, copyrights, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average useful life of fifteen years. These intangibles will be reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121.

Income Taxes

     Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured pursuant to the tax laws. The federal income tax benefit is recorded in the accompanying consolidated statements of operations, reflecting the fact that we file a consolidated tax return.


3. DEBT

     On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Notes") due December 15, 2007. The Notes are unsecured general senior obligations of ALM and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing and future subsidiaries. The subsidiary guarantors comprise all of our direct and indirect subsidiaries. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

     In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12.25% Senior Discount Notes due 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3. DEBT (CONTINUED)

12.25% to an aggregate principal amount of $63,275,000 by December 31, 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations and restrict distributions from certain restricted subsidiaries. Finance costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

     On March 25, 1998, we and ALM signed a credit agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Finance costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by us and all of our subsidiaries. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of ALM and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by us of all of our stock. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on ALM's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to ALM and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. ALM is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. Assuming there is no repayment of the Revolving Credit Facility prior to term, the entire amount will be payable on March 31, 2003.

     Effective March 29, 1999, we and ALM amended the Revolving Credit Facility to limit ALM's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

     Effective July 20, 1999, the Revolving Credit Facility was further amended to permit for the sale of our Internet business to Law.com, Inc. and to modify certain debt covenants.

     Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the debt covenants, to permit the sale of our business constituting The Daily Deal and

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3. DEBT (CONTINUED)

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

     At March 31, 2002, the amount outstanding under the Revolving Credit Facility was $24.0 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at March 31, 2002. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the three months ended March 31, 2002 would have increased our net loss to approximately $5,036,000.

     Effective May 1, 2002, the outstanding balance under the above Revolving Credit Facility was repaid and the existing Revolving Credit Facility was terminated. In addition, on May 1, 2002, a new credit facility was originated (see Note 5 - Subsequent Events).


4. RESTRUCTURING CHARGE

     During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of March 31, 2002, approximately $0.4 million, representing the unpaid charges, is included in accrued expenses.


5. SUBSEQUENT EVENTS

     Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation, ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com's shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

5. SUBSEQUENT EVENTS (CONTINUED)

shareholders in exchange for an aggregate of 120,030 shares of our common stock, par value $0.01 per share. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals.

     After completion of our acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com will operate as a subsidiary of ALM.

    Also, on May 1, 2002, we, The New York Law Publishing Company ("NYLP") and ALM entered into a credit agreement, dated as of May 1, 2002, with General Electric Capital Corporation ("GECC") and the lenders signatory thereto in accordance with which GECC will provide our operating subsidiary, NYLP with a $40 million revolving credit facility (the "GECC Facility"). The GECC Facility replaces our Revolving Credit Facility and proceeds from the GECC Facility will be used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, and ALM and all of our domestic subsidiaries and are secured by all of the personal property assets of us, ALM and our domestic subsidiaries (including the stock of all of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

     Any statements in this quarterly report concerning our business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the levels of advertising revenues, changes and delays in new product introductions, customer acceptance of new products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission.


OVERVIEW

     The following discussion compares our financial results for the three months ended March 31, 2002 to the three months ended March 31, 2001.

     On January 31, 2001, we consummated the acquisition substantially all of the assets of and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

     During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of March 31, 2002, approximately $0.4 million, representing the unpaid charges, is included in accrued expenses.

     In addition, during the second quarter of 2001, we recorded a permanent impairment of $4.7 million on our private equity investments.

     In July 2001, we sold certain of our assets associated with our Florida printing facility. In connection with the sale of the net assets, we recorded a loss of $0.9 million.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Overview. Revenues decreased by $6.7 million, or 17.1%, from $39.0 million for the three months ended March 31, 2001 to $32.3 million for the three months ended March 31, 2002. Total operating expenses decreased $6.2 million, or 16.3%, from $38.3 million for the three months ended March 31, 2001 to $32.1 million for the three months ended March 31, 2002. As a result, the net operating profit totaled $0.7 million for the three months ended March 31, 2001 as compared to a net operating profit of $0.3 million for the three months ended March 31, 2002. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") also declined $3.5 million, or 42.5%, from $8.2 million for the three months ended March 31, 2001 to $4.7 million for the three months ended March 31, 2002.

Lower operating profit and the decline in EBITDA during the three months ended March 31, 2002, resulted primarily from revenues declining at a quicker pace than operating expenses.

     Revenues. Revenue declines for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 reflect the impact of the continued slowdown within the economy and the advertising industry which resulted in lower advertising revenues and declines in book, seminar and tradeshow revenues. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $0.7 million for the three months ended March 31, 2001.

     Advertising revenues decreased $4.0 million, or 17.9%, from $22.0 million for the three months ended March 31, 2001 to $18.0 million for the three months ended March 31, 2002. The decline in advertising revenues resulted from a decrease in classified, display, legal notice and law firm advertising resulting from the continuation of the economic downturn we experienced throughout 2001. Classified advertising was the largest contributor to this decline with a decrease of $2.0 million, or 28.4%, which occurred across virtually all of our publications. In addition, display advertising decreased $1.2 million, or 20.2%, during the three months ended March 31, 2002 as compared to the same period of the prior year. Also contributing to these declines were decreases in legal notice advertising of $0.7 million and law firm advertising of $0.4 million. Partially offsetting these declines was growth in directories revenue of $0.3 million resulting from growth in our expert witness division.

     Subscription revenues decreased $0.2 million, or 3.5%, from $5.7 million for the three months ended March 31, 2001 to $5.5 million for the three months ended March 31, 2002. The decline in subscription revenue in 2002 resulted primarily from a slight decline in subscriptions in many of our regional publications.

     Revenues from ancillary products and services decreased $2.5 million, or 22.3%, from $11.3 million for the three months ended March 31, 2001 to $8.8 million for the three months ended March 31, 2002. The decline in revenues from ancillary products and services resulted primarily from lower seminar and trade show revenues due to fewer sponsorships in our international trade shows and lower overall attendance in tradeshows during 2002, lower printing revenues resulting from the sale of our Florida printing operations early in the third quarter of 2001, lower content and licensing and royalty fees from the amendment of our agreement with Law.com to exclusively develop and supply legal content, and lower recorded revenue in our book and newsletter division.

     Operating expenses. Total operating expenses decreased $6.2 million, or 16.3%, from $38.3 million for the three months ended March 31, 2001 to $32.1 million for the three months ended March 31, 2002. Lower operating expenses during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 were primarily realized in depreciation and amortization, production and distribution, selling and editorial expense categories. These decreases were partially offset by an increase of $0.5 million in general and administrative expenses.

     Editorial expenses decreased $0.6 million, or 9.9%, from $6.0 million for the three months ended March 31, 2001 to $5.4 million for the three months ended March 31, 2002. The decrease in editorial expenses primarily resulted from our restructuring efforts during the second and fourth quarters of 2001 along with lower costs related to reduced syndication revenues and from cost containment efforts implemented during late 2001 and into 2002.

     Production and distribution expenses decreased $2.2 million, or 25.3%, from $8.7 million for the three months ended March 31, 2001 to $6.5 million for the three months ended March 31, 2002. Lower production and distribution expenses resulted primarily from the elimination of commercial printing expenses due to the sale of our Florida printing operations during the third quarter of 2001, lower production expenses resulting from office automation and expenses directly related the decline in revenues during the first quarter of 2002.

     Selling expenses decreased $0.9 million, or 11.4%, from $7.7 million for the three months ended March 31, 2001 to $6.8 million for the three months ended March 31, 2002. The decrease was primarily attributable to lower selling expenses directly related to the decline in revenues for the quarter ended March 31, 2002 and our cost containment efforts. This decline was primarily in classified, display and law firm selling expenses and was partially offset by an increase in our direct mail efforts.

     General and administrative expenses increased $0.5 million from $8.5 million for the three months ended March 31, 2001 to $9.0 million for the three months ended March 31, 2002. This increase resulted primarily from increased external legal and other professional fees, increased provisions for uncollectible receivables and higher occupancy and general operating costs.

     Depreciation and amortization expenses decreased $3.1 million, or 41.1%, from $7.5 million for the three months ended March 31, 2001 to $4.4 million for the three months ended March 31, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of FSAS No. 142, "Goodwill and Other Intangible Assets."

     Operating profit. As a result of the above factors, the operating profit totaled $0.3 million for the three months ended March 31, 2002 as compared to an operating profit of $0.7 million for the three months ended March 31, 2001. In addition, EBITDA decreased $3.5 million, or 42.5%, from $8.2 million for the three months ended March 31, 2001 to $4.7 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     Capital expenditures. Capital expenditures decreased $0.3 million, or 33.6%, from $0.9 million for the three months ended March 31, 2001 compared to $0.6 million for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2002 included costs of $0.4 million attributed to database and website development along with computer hardware replacement. In addition, $0.2 million of capital expenditures were incurred for the renovation of a regional office. Capital expenditures for 2001 primarily resulted from database development, enhancements to existing computer systems and facilities and equipment modernization.

     Net cash provided by operating activities. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 2002, which primarily reflects depreciation and amortization of $4.4 million, an increase in accrued interest payable of $4.2 million, the accretion of senior discount notes of $1.7 million, a decrease in accounts receivable of $1.6 million, an increase in deferred income of $0.4 million and an increase in non-cash interest of $0.3 million, partially offset by a net loss of $5.0 million, a decrease in accounts payable and accrued expenses of $1.3 million, a decrease in other non-current liabilities of $1.5 million and an increase in other assets of $1.3 million.

     Net cash used in investing activities. Net cash used in investing activities was $0.6 million for the three months ended March 31, 2002, resulting from capital expenditures made during the first quarter of 2002.

     Net cash used in financing activities. Net cash used in financing activities totaled $3.0 million for the three months ended March 31, 2002, which reflects a net repayment under our Revolving Credit Facility.

     Liquidity. Our principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The Revolving Credit Facility had $24.0 million outstanding as of March 31, 2002 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of principal and interest on the $175,000,000 of 9.75% senior notes, the outstanding balance under our GECC Facility, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.


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

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Receipt of Arthur Andersen LLP letter

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             AMERICAN LAWYER MEDIA HOLDINGS, INC.

                             May 14, 2002       /s/ WILLIAM L. POLLAK
                                          --------------------------------------
                                                   William L. Pollak
                                          President and Chief Executive Officer


                             May 14, 2002       /s/ STEPHEN C. JACOBS
                                          --------------------------------------
                                                    Stephen C. Jacobs
                                                   Vice President and
                                                Chief Financial Officer