Form 10-Q
period 2002-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2002-08-14
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.


                        COMMISSION FILE NUMBER: 333-50119

                              ____________________


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

                                ____________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|        No |_|






As of August 13, 2002, there were 1,320,330 shares of the registrant's common stock, $.01 par value, outstanding, the majority of which were held by affiliates.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

PART I                                                                                              PAGE
                                                                                                    ----

FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at June 30, 2002 (unaudited)
                 and December 31, 2001.................................................................1
             Consolidated Statements of Operations (unaudited) for the Six
                 Months Ended June 30, 2002 and 2001...................................................2
             Consolidated Statements of Operations (unaudited) for the Three
                 Months Ended June 30, 2002 and 2001...................................................3
             Consolidated Statement of Changes in Stockholders' Equity for
                 the Six Months Ended June 30, 2002 (unaudited)........................................4
             Consolidated Statements of Cash Flows (unaudited) for the Six Months
                 Ended June 30, 2002 and 2001..........................................................5
             Notes to Consolidated Financial Statements at
                 June 30, 2002 (unaudited)..........................................................6-12


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK..................................................................18


PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS....................................................................19

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................19

         ITEM 5. OTHER INFORMATION....................................................................19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................19


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         June 30,      December 31,
                                                                                           2002            2001
                                                                                         --------      -----------
                                                                                        (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents.............................................................   $   2,109       $   2,377
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,398 and $2,270, respectively ...................................................      15,554          16,051
Deferred tax assets, net .............................................................       3,925           3,925
Inventories, net .....................................................................       1,453           1,530
Other current assets .................................................................       3,463           2,575
                                                                                          --------        --------
      Total current assets ...........................................................      26,504          26,458
Property, plant and equipment, net of accumulated depreciation and amortization
    of $21,613 and $15,912, respectively .............................................      13,164          11,384
Intangible assets, net of accumulated amortization of $53,124 and $50,901,
    respectively .....................................................................     123,669         129,122

Goodwill, net of accumulated amortization of $48,490 and $48,490,
    respectively .....................................................................     162,694         141,041
Deferred financing costs, net of accumulated amortization of $4,032 and
   $4,013, respectively ..............................................................       6,303           5,596
Other assets .........................................................................       5,669           1,781
                                                                                         ---------       ---------
       Total assets...................................................................   $ 338,003       $ 315,382
                                                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable......................................................................   $   6,604       $   5,941
Accrued expenses .....................................................................      12,079          10,640
Accrued interest payable .............................................................         843             954
Deferred income (including deferred subscription income of $17,355 and $15,065,
   respectively) .....................................................................      24,047          18,515
Other current liabilities ............................................................          --             350
                                                                                         ---------       ---------
       Total current liabilities .....................................................      43,573          36,400

Long-term debt:
Revolving credit facility ............................................................      30,700          27,000
Senior notes .........................................................................     175,000         175,000
Senior discount notes ................................................................      59,911          56,452
                                                                                         ---------       ---------
           Total long-term debt ......................................................     265,611         258,452
Deferred income taxes, net ...........................................................      14,178          17,118
Other noncurrent liabilities .........................................................       6,666           7,271
                                                                                         ---------       ---------
       Total liabilities .............................................................     330,028         319,241

Stockholders' deficit:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,320,330 issued and outstanding at June 30, 2002 and 1,200,300 issued and outstanding at
   December 31, 2001 .................................................................          13              12
Paid-in-capital ......................................................................     116,488          96,489
Accumulated deficit ..................................................................    (108,485)       (100,377)
Accumulated other comprehensive loss .................................................         (41)             17
                                                                                         ---------       ---------
       Total stockholders' equity (deficit) ..........................................       7,975          (3,859)
                                                                                         ---------       ---------
       Total liabilities and stockholders' equity (deficit)..........................    $ 338,003       $ 315,382
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  For the Six Months Ended
                                                                                         June 30,
                                                                                  ------------------------
                                                                                  2002               2001
                                                                                  ----               ----
REVENUES:
Periodicals:
   Advertising......................................................          $    38,139        $    44,559
   Subscription.....................................................               11,544             11,558
Ancillary products and services.....................................               17,102             20,715
                                                                              -----------        -----------
   Total revenues...................................................               66,785             76,832
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................               10,929             11,771
Production and distribution.........................................               13,017             16,635
Selling.............................................................               13,413             14,833
General and administrative..........................................               18,772             20,210
Depreciation and amortization.......................................                8,449             14,994
                                                                              -----------        -----------
   Total operating expenses.........................................               64,580             78,443
                                                                              -----------        -----------
   Operating income (loss)..........................................                2,205             (1,611)
Interest expense....................................................              (13,101)           (13,220)
Other loss..........................................................                 (145)            (4,672)
                                                                              -----------        -----------
   Loss before income taxes.........................................              (11,041)           (19,503)
Benefit for income taxes............................................                2,933              1,041
                                                                              -----------        -----------
   Net loss.........................................................          $    (8,108)       $   (18,462)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                         June 30,
                                                                               --------------------------
                                                                                 2002               2001
                                                                                 ----               ----
REVENUES:
Periodicals:
   Advertising......................................................          $    20,105        $    22,582
   Subscription.....................................................                5,996              5,810
Ancillary products and services.....................................                8,326              9,426
                                                                              -----------        -----------
   Total revenues...................................................               34,427             37,818
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................                5,543              5,792
Production and distribution.........................................                6,482              7,887
Selling.............................................................                6,619              7,160
General and administrative..........................................                9,788             11,748
Depreciation and amortization.......................................                4,049              7,524
                                                                              -----------        -----------
   Total operating expenses.........................................               32,481             40,111
                                                                              -----------        -----------
   Operating income (loss)..........................................                1,946             (2,293)
Interest expense....................................................               (7,072)            (6,599)
Other loss..........................................................                 (150)           (4,692)
                                                                              ------------       -----------
   Loss before income taxes.........................................               (5,276)           (13,584)
Benefit for income taxes............................................                2,171                467
                                                                              -----------        -----------
   Net loss.........................................................          $    (3,105)       $   (13,117)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                             Accumulated
                                                                 Additional                    Other
                                                       Par        Paid-In    Accumulated    Comprehensive
                                        Shares        Value       Capital      Deficit          Loss          Total
                                        ------       ------      -------     -----------    ------------      -----
                                             Common Stock
                                        -------------------
Balance at December 31, 2001 .......   1,200,300    $      12    $  96,489    $(100,377)      $      17     $  (3,859)
Net loss ...........................          --           --           --       (8,108)             --        (8,108)
Unrealized loss on equity securities
 available for sale, net of tax ....          --           --           --           --             (58)          (58)
                                       ---------    ---------    ---------    ---------       ---------     ---------

    Total comprehensive loss .......          --           --           --           --              --        (8,166)
Shares issued for acquisition ......     120,030            1       19,999           --              --        20,000
                                       ---------    ---------    ---------    ---------       ---------     ---------
Balance at June 30, 2002 ...........   1,320,330    $      13    $ 116,488    $(108,485)      $     (41)    $   7,975
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                        ------------------------
                                                                                           2002         2001
                                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................    $(8,108)     $(18,462)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization .......................................................      8,449        14,994
Non-cash interest ...................................................................        543           520
Financing loss from termination of revolving line of credit .........................        155            --
Impairment of private equity securities .............................................         --         4,700
Accretion of interest on senior discount notes ......................................      3,458         3,074

   Decrease (increase) in:
Accounts receivable, net ............................................................      1,231         1,163
Inventories .........................................................................         77          (104)
Other current assets ................................................................       (698)          129
Other assets ........................................................................       (338)          556

   (Decrease) increase in:
Accounts payable ....................................................................       (504)       (1,850)
Accrued expenses ....................................................................     (1,889)       (1,770)
Accrued interest payable ............................................................       (111)           44
Deferred income .....................................................................        728          (661)
Other noncurrent liabilities ........................................................     (3,550)       (1,939)
                                                                                        --------      --------
   Total adjustments ................................................................      7,551        18,854
                                                                                        --------      --------
   Net cash (used in)provided by operating activities ...............................       (557)          393
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................................     (1,477)       (1,706)
Purchase of business ................................................................       (529)       (5,894)
                                                                                        --------      --------
   Net cash used in investing activities ............................................     (2,006)       (7,600)
                                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances under revolving credit facility, net .......................................      3,700         6,700
                                                                                        --------      --------
   Payment of deferred financing costs ..............................................     (1,405)         (138)
                                                                                        --------      --------
   Net cash provided by financing activities ........................................      2,295         6,562
                                                                                        --------      --------
   Net decrease in cash .............................................................       (268)         (645)
                                                                                        --------      --------
CASH, beginning of period ...........................................................      2,377         2,263
                                                                                        --------      --------

CASH, end of period..................................................................   $  2,109      $  1,618
                                                                                        ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes......................................................................        $13      $    863
                                                                                        ========      ========
   Interest..........................................................................   $  8,632      $  9,594
                                                                                        ========      ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



1. ORGANIZATION & OPERATIONS


         American Lawyer Media Holdings, Inc. ("we," "us," "our," or the "Company") is the parent company of American Lawyer Media, Inc. ("ALM"). We publish national and regional legal publications, including THE AMERICAN LAWYER, NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and CORPORATE COUNSEL. Our operations are based in New York with regional offices in eight states, the District of Columbia and London, England.

         On July 24, 2002, James A. Finkelstein resigned as a director of us and of ALM.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2001.


Principles of Consolidation

         The consolidated financial statements include the accounts of American Lawyer Media Holdings, Inc. and our wholly-owned subsidiaries, which unless the context otherwise requires, are collectively referred to herein as "we," "us," "our," or the "Company". Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

         Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our websites. Display and classified advertising revenue is recognized upon the release of an advertisement on the website. Directory listing revenue is recognized on a pro-rata basis over the life of the directory listing, generally one year.

         Periodical and internet subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

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

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,536,000 and $1,997,000 are included in accounts receivable in the accompanying consolidated June 30, 2002 and December 31, 2001 balance sheets, respectively.


Advertising and Promotion Expenditures


         Advertising and promotion expenditures totaled approximately $1,415,000 and $1,863,000 for the three months ended June 30, 2002 and 2001, respectively, and $3,307,000 and $3,733,000 for the six months ended June 30, 2002 and 2001, respectively. These costs are expensed as the related advertisement or campaign is released.


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

Accounting for Long-Lived Assets

         On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement is intended to develop one accounting model, based on the framework established in SFAS No 121, for long-lived assets to be disposed of and to address significant implementation issues. In accordance with this statement, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Under the guidelines of this statement, we do not believe that any such impairment has occurred related to goodwill or intangibles.

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

Goodwill and Intangible Assets

         We adopted SFAS No. 142, "Goodwill and Other Tangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill and certain intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of 2002, we ceased amortization of goodwill and during the second quarter of 2002 we performed the first step of the impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If there is an indication of impairment, we would allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on the results of our impairment test, no impairment charge was required.

         The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net loss would have been changed to the adjusted amounts indicated below (in thousands):

                                             Six Months Ended   Three Months Ended
                                               June 30, 2001       JUNE 30, 2001
                                             ----------------   -----------------

As reported -- historical basis ...........    $  (18,462)          $   (13,117)
Add: Goodwill amortization.................         6,287                 3,158
Income tax impact..........................        (2,703)               (1,358)
                                               ----------           -----------
     Adjusted..............................    $  (14,878)          $   (11,317)
                                               ==========           ===========


         Intangible assets with determinate lives represent trademarks, advertiser commitments, uniform resource locators, copyrights, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over useful lives ranging from 5-30 years.

Deferred Taxes

         We provide for deferred taxes pursuant to SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred taxes utilizing the liability method.


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

         In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12.25% Senior Discount Notes due 2008 (the "Discount Notes"), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 31, 2002. Commencing in June 2003, cash interest will be payable semi-annually until maturity each June 15 and December 15. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations and restrict distributions from certain restricted subsidiaries. Finance costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

    On March 25, 1998, we and ALM signed a credit agreement with various banks that had a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Finance costs associated with the Revolving Credit Facility have been capitalized and have been amortized over the term of the agreement. The Revolving Credit Facility was guaranteed by us and all of our subsidiaries. In addition, the Revolving Credit Facility was secured by a first priority security interest in substantially all of the properties and assets of ALM and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by us of all of our stock. The Revolving Credit Facility bore interest at a fluctuating rate determined by reference to (i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin was based on ALM's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to ALM and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. ALM also paid customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility included both affirmative and negative covenants that include meeting certain financial ratios.

         Effective August 10, 2001, the Revolving Credit Facility was amended to permanently reduce the aggregate revolving commitment to $29.0 million and to clarify certain sections as well as to waive compliance with certain of the covenants at June 30, 2001. Effective February 22, 2002, our Revolving Credit Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio for the remainder of the term of the line of credit. In addition, the Revolving Credit Facility was also amended to allow us to receive equity securities in non-related entities as payment for advertising services provided by us, within certain limits in any one fiscal year. Effective May 1, 2002, the outstanding balance under the Revolving Credit Facility was repaid and the existing Revolving Credit Facility was terminated.

         On May 1, 2002, we, The New York Law Publishing Company ("NYLP") and ALM entered into a credit agreement, dated as of May 1, 2002, with General Electric Capital Corporation ("GECC") and the lenders signatory thereto in accordance with which GECC will provide our operating subsidiary, NYLP, with a $40 million revolving credit facility (the "GECC Facility"). The GECC Facility replaces our Revolving Credit Facility and proceeds from the GECC Facility will be used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, and ALM and all of our domestic subsidiaries and are secured by all of the personal property assets of us, ALM and our domestic subsidiaries (including the stock of all of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

         At June 30, 2002, the amount outstanding under the GECC Facility was $30.7 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $2,921,000 at June 30, 2002. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility and GECC Facility during the six months ended June 30, 2002 would have increased our net loss to approximately $8,176,000.


4. RESTRUCTURING CHARGE

         During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in an additional $0.3 million of restructuring charges recorded during the second quarter of 2002. These charges primarily relate to severance arrangements and have been included in operating income. As of June 30, 2002, approximately $0.6 million, representing the unpaid charges, is included in accrued expenses.


5. ACQUISITION OF LAW.COM

         Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation, ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com's shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of our common stock, par value $0.01 per share. Law.com and us share substantially all the same common stockholders. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of our equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since acquisition.

         After completion of the acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com will operate as a subsidiary of ALM.

         The following is a summary of the calculation of the purchase price, as well as the allocation of the purchase price to the value of the net assets acquired (in thousands):

     Purchase consideration (issuance of 120,030 shares
     of our common stock) ...................................      $20,000
     Direct acquisition costs ...............................        2,209
                                                                   -------
     Total estimated purchase price .........................       22,209

     Less: fair value of net tangible assets of Law.com
     Content, net of related party accounts .................          556
                                                                   -------
     Total excess of purchase price over net
     assets acquired ........................................      $21,653
                                                                   =======

         The purchase price has been allocated based on management's preliminary best estimate of the fair value of assets acquired and liabilities assumed. The final determination may result in asset and liability amounts that are different than the preliminary estimates of these amounts. The excess purchase price over the fair value net tangible assets acquired has been allocated to goodwill.

         The proforma unaudited consolidated results of operations for the six months ended June 30, 2002 and 2001, assuming consummation of the acquisition as of the beginning of the respective periods are as follows:

                                                Six Months Ended
                                            -------------------------
                                            June 30,          June 30,
                                              2002              2001
                                            --------          --------

     Revenue ..........................     $ 68,540          $ 77,714
                                            ========          ========

     Net Income .......................     $(11,044)         $(26,251)
                                            ========          ========


         During the quarter ended June 30, 2002, we recorded an investment in RealLegal, LLC, of $4.7 million for 4,745,000 units of Series A Preferred Stock. This investment was in exchange for the extinguishment of an existing account receivable due from RealLegal, LLC and for future advertising commitments by RealLegal, LLC to us. This investment is carried at cost and is included in Other Assets in the accompanying Consolidated Balance Sheet. Real Legal, LLC and us share substantially all the same stockholders.

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


OVERVIEW

         The following discussion compares our financial results for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001.

         On January 31, 2001, we consummated the acquisitions of substantially all of the assets of and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

         During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in an additional $0.3 million of restructuring charges recorded during the second quarter of 2002. These charges primarily relate to severance arrangements and have been included in operating income. As of June 30, 2002, approximately $0.6 million, representing the unpaid charges, is included in accrued expenses.

         In addition, during the second quarter of 2001, we recorded a permanent impairment of $4.7 million on our private equity investments.

         In July 2001, we sold certain of our assets associated with our Florida printing facility. In connection with the sale of the net assets, we recorded a loss of $0.9 million.

         Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation, ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of our common stock, par value $0.01 per share. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals.

         After completion of our acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com will operate as ALM's subsidiary.

RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30,
         2001

         OVERVIEW. Revenues decreased by $10.0 million, or 13.1%, from $76.8 million for the six months ended June 30, 2001 to $66.8 million for the six months ended June 30, 2002. Total operating expenses decreased $13.9 million, or 17.7%, from $78.4 million for the six months ended June 30, 2001 to $64.5 million for the six months ended June 30, 2002. As a result, the net operating profit totaled $2.2 million for the six months ended June 30, 2002 as compared to a net operating loss of $1.6 million for the six months ended June 30, 2001. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") declined $2.7 million, or 20.5%, from $13.4 million for the six months ended June 30, 2001 to $10.7 million for the six months ended June 30, 2002.

         REVENUES. Revenue declines for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 reflect the impact of the continued economic slowdown within the advertising industry which resulted in reduced advertising revenues and declines in seminar and tradeshow and newsletter revenues. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million for the six months ended June 30, 2001.

         Advertising revenues decreased $6.5 million, or 14.4%, from $44.6 million for the six months ended June 30, 2001 to $38.1 million for the six months ended June 30, 2002. The decline in advertising revenues resulted from a decrease in classified, display, legal notice and law firm advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and the first half of 2002. Classified advertising was the largest contributor to this decline with a decrease of $3.0 million, or 23.5%, which occurred across virtually all of our publications. In addition, display advertising decreased $2.2 million, or 16.6%, during the six months ended June 30, 2002 as compared to the same period of the prior year. Also contributing to these declines were decreases in legal notice advertising of $1.0 million and law firm advertising of $0.5 million. Partially offsetting these declines were growth in directories revenue of $0.3 million, resulting primarily from growth in our expert witness division. Advertising revenue included revenue related to certain barter transactions in which we exchanged advertising for an equity interest in RealLegal and certain other companies. Revenues associated with these transactions increased $0.6 million for the six months ended June 30, 2002 to $1.6 million as compared to the same period of the prior year.

         Revenues from ancillary products and services decreased $3.6 million, or 17.5%, from $20.7 million for the six months ended June 30, 2001 to $17.1 million for the six months ended June 30, 2002. The decline in revenues from ancillary products and services resulted primarily from a decline in trade show revenues of $0.8 million, due to a reduction in the number of shows in 2002 and fewer sponsorships and attendance in our international trade show during 2002, lower printing revenues resulting from the sale of our Florida printing operations in the third quarter of 2001 of $1.4 million, lower royalty fees, the elimination of editorial content fees of $0.8 million from the acquisition of Law.com, lower seminar revenue of $0.4 million and lower recorded revenue in our newsletter division.

         OPERATING EXPENSES. Total operating expenses decreased $13.8 million, or 17.7%, from $78.4 million for the six months ended June 30, 2001 to $64.6 million for the six months ended June 30, 2002. Lower operating expenses during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 were primarily realized by the discontinuation of goodwill amortization, and lower production and distribution, selling, editorial and general and administrative expenses resulting from decreased revenues and our cost containment efforts.

         Editorial expenses decreased $0.9 million, or 7.2%, from $11.8 million for the six months ended June 30, 2001 to $10.9 million for the six months ended June 30, 2002. The decrease in editorial expenses primarily resulted from our restructuring efforts in 2001 and 2002 along with lower costs related to reduced syndication revenues and from cost containment efforts implemented during late 2001 and into 2002. These decreases were partially offset by Law.com editorial expenses of $0.2 million with no like costs incurred in the prior year period along with higher editorial expenses in our litigation service business.

         Production and distribution expenses decreased $3.6 million, or 21.8%, from $16.6 million for the six months ended June 30, 2001 to $13.0 million for the six months ended June 30, 2002. Lower production and distribution expenses of $1.2 million resulted primarily from the elimination of commercial printing expenses due to the sale of our Florida printing operations during the third quarter of 2001. Other reductions included lower printing expenses due to a reduction in pricing, reductions in print volume and a reduction of expenses directly related to the decline in revenues and cost containment efforts during 2002. These decreases were partially offset by $0.1 million of Law.com production expenses.

         Selling expenses decreased $1.4 million, or 9.6%, from $14.8 million for the six months ended June 30, 2001 to $13.4 million for the six months ended June 30, 2002. The decrease was primarily attributable to lower selling expenses directly related to the decline in revenues for the six months ended June 30, 2002 and our cost containment efforts. These declines primarily consisted of salary and related benefit reductions, the discontinuance of costs to place e-commerce classified advertising and other general marketing cost reductions. These declines were partially offset by increases in selling efforts in our international operations, an increase in direct mail efforts and Law.com selling expenses of $0.5 million for which there were no like costs in 2001.

         General and administrative expenses decreased $1.4 million, or 7.0%, from $20.2 million for the six months ended June 30, 2001 to $18.8 million for the six months ended June 30, 2002. This decrease resulted primarily from prior year restructuring costs which totaled $0.3 million for the six months ended June 30, 2002, as compared to $1.7 million for the six months ended June 30, 2001, related staff reductions coupled with reductions in incentive compensations and other employee benefits. These decreases were partially offset by increased provisions for uncollectible receivables. In addition, general and administrative costs for Law.com totaled $0.5 million with no like costs incurred in the prior year period.

         Depreciation and amortization expenses decreased $6.6 million, or 43.7%, from $15.0 million for the six months ended June 30, 2001 to $8.4 million for the six months ended June 30, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of FSAS No. 142, "Goodwill and Other Intangible Assets."

         OPERATING PROFIT. As a result of the above factors, the operating profit totaled $2.2 million for the six months ended June 30, 2002 as compared to an operating loss of $1.6 million for the six months ended June 30, 2001. In addition, EBITDA decreased $2.7 million, or 20.4%, from $13.4 million for the six months ended June 30, 2001 to $10.7 million for the six months ended June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         OVERVIEW. Revenues decreased by $3.4 million, or 9.0%, from $37.8 million for the three months ended June 30, 2001 to $34.4 million for the three months ended June 30, 2002. Total operating expenses decreased $7.6 million, or 19.0%, from $40.1 million for the three months ended June 30, 2001 to $32.5 million for the three months ended June 30, 2002. As a result, the net operating profit totaled $1.9 million for the three months ended June 30, 2002 as compared to a net operating loss of $2.3 million for the three months ended June 30, 2002. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") increased $0.8 million, or 14.6%, from $5.2 million for the three months ended June 30, 2001 to $6.0 million for the three months ended June 30, 2002.

         REVENUES. Revenue declines for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 reflect the impact of the continued economic slowdown within the advertising industry, which resulted in reduced advertising revenues and declines in seminar and trade show and newsletter revenues partially offset by higher subscription revenues. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $0.7 million for the three months ended June 30, 2001.

         Advertising revenues decreased $2.5 million, or 11.0%, from $22.6 million for the three months ended June 30, 2001 to $20.1 million for the three months ended June 30, 2002. The decline in advertising revenues resulted from a decrease in classified, display and legal notice advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and the first half of 2002. Classified advertising was the largest contributor to this decline with a decrease of $1.0 million, or 17.7%, which occurred across virtually all of our publications, partially offset by classified revenue of $0.2 million from the acquisition of Law.com. In addition, display advertising decreased $0.9 million, or 13.4%, during the three months ended June 30, 2002 as compared to the same period of the prior year. Display revenue was partially offset by Law.com display advertising revenue of $0.3 million. Also contributing to these declines were decreases in legal notice advertising of $0.3 million. Advertising revenue included revenue related to certain barter transactions in which we exchanged advertising for an equity interest in RealLegal and certain other companies. Revenues associated with these transactions increased $0.8 million for the three months ended June 30, 2002 to $1.3 million as compared to the same period of the prior year.

         Subscription revenues increased $0.2 million, or 3.2%, from $5.8 million for the three months ended June 30, 2001 to $6.0 million for the three months ended June 30, 2002. The increase primarily reflects the subscription revenue earned from the acquisition of Law.com.

         Revenues from ancillary products and services decreased $1.1 million, or 11.8%, from $9.4 million for the three months ended June 30, 2001 to $8.3 million for the three months ended June 30, 2002. The decline in revenues from ancillary products and services resulted primarily from lower trade show revenues of $0.4 million due to the elimination of the second quarter 2002 international trade show, lower printing revenues resulting from the sale of our Florida printing operations in the third quarter of 2001 of $0.7 million, lower royalty fees, the elimination of editorial content fees of $0.8 million from the acquisition of Law.com, lower seminar revenue of $0.3 million and lower recorded revenue in our newsletter division. This was partially offset by increased book revenue of $0.3 million.

         OPERATING EXPENSES. Total operating expenses decreased $7.6 million, or 19.0%, from $40.1 million for the three months ended June 30, 2001 to $32.5 million for the three months ended June 30, 2002. Lower operating expenses during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 were primarily realized by the discontinuation of goodwill amortization, and lower production and distribution, selling, editorial and general and administrative expenses resulting from decreased revenues and our cost containment efforts.

         Editorial expenses decreased $0.3 million, or 4.3%, from $5.8 million for the three months ended June 30, 2001 to $5.5 million for the three months ended June 30, 2002. The decrease in editorial expenses primarily resulted from our restructuring efforts in 2001 and 2002 along with lower costs related to reduced syndication revenues and from cost containment efforts implemented during late 2001 and into 2002. These decreases were partially offset by Law.com editorial expenses of $0.2 million with no like costs incurred in the prior year period along with higher editorial expenses in our litigation service business.

         Production and distribution expenses decreased $1.4 million, or 17.8%, from $7.9 million for the three months ended June 30, 2001 to $6.5 million for the three months ended June 30, 2002. Lower production and distribution expenses of $0.6 million resulted primarily from the elimination of commercial printing expenses due to the sale of our Florida printing operations during the third quarter of 2001. Other reductions included lower printing costs due to a reduction in pricing, reductions in print volume and a reduction of expenses directly related to the decline in revenues and cost containment efforts during 2002. These decreases were partially offset by $0.1 million of Law.com production expenses.

         Selling expenses decreased $0.6 million, or 7.6%, from $7.2 million for the three months ended June 30, 2001 to $6.6 million for the three months ended June 30, 2002. The decrease was primarily attributable to lower selling expenses directly related to the decline in revenues for the three months ended June 30, 2002 and our cost containment efforts. These declines primarily consisted of salary and related benefit reductions, the discontinuance of costs to place e-commerce classified advertising and other marketing cost reductions. These declines were partially offset by an increase in direct mail efforts and selling expenses of $0.5 million in Law.com for which there were no like expenses in 2001.

         General and administrative expenses decreased $1.9 million, or 16.7%, from $11.7 million for the three months ended June 30, 2001 to $9.8 million for the three months ended June 30, 2002. This decrease resulted primarily from restructuring costs which totaled $0.3 million for the three months ended June 30, 2002, as compared to $1.7 million for the three months ended June 30, 2001, related staff reductions coupled with reductions in incentive compensations and other employee benefits and also to a decrease in legal fees. These decreases were partially offset by increased provisions for uncollectible receivables. In addition, general and administrative expenses for Law.com totaled $0.5 million with no like costs incurred in the prior year period.

         Depreciation and amortization expenses decreased $3.5 million, or 46.2%, from $7.5 million for the three months ended June 30, 2001 to $4.0 million for the three months ended June 30, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of FSAS No. 142, "Goodwill and Other Intangible Assets." In addition, intangible amortization decreased in the second quarter this year due to a change in the amortized life of certain intangible assets.

         OPERATING PROFIT. As a result of the above factors, the operating profit totaled $1.9 million for the three months ended June 30, 2002 as compared to an operating loss of $2.3 million for the three months ended June 30, 2001. In addition, EBITDA increased $0.8 million, or 14.6%, from $5.2 million for the three months ended June 30, 2001 to $6.0 million for the three months ended June 30, 2002.

Liquidity and Capital Resources

         CAPITAL EXPENDITURES. Capital expenditures decreased $0.2 million, or 13.5%, from $1.7 million for the six months ended June 30, 2001 compared to $1.5 million for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2002 included costs of $1.0 million attributed to database and website development along with computer software upgrade and implementation costs and hardware replacement. In addition, $0.5 million of capital expenditures were incurred primarily for the renovation of a regional office. Capital expenditures for 2001 primarily resulted from database development, enhancements to existing computer systems and facilities and equipment modernization.

         NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $0.6 million for the six months ended June 30, 2002, which reflects a net loss of $8.1 million, a decrease in accounts payable and accrued expenses of $2.4 million, a decrease in other non-current liabilities of $3.6 million and an increase in other current assets of $0.7 million, partially offset by depreciation and amortization of $8.4 million, accretion of interest on senior discount notes of $3.5 million, a decrease in accounts receivable of $1.2 million, an increase in deferred income of $0.7 million and an increase in non-cash interest of $0.5 million.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $2.0 million for the six months ended June 30, 2002, resulting from capital expenditures of $1.5 million and payments from 2002 and 2001 acquisitions.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $2.3 million for the six months ended June 30, 2002, which reflects a total advance of $3.7 million on our GECC Facility and deferred financing payments of $1.4 million.

         LIQUIDITY. Our principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $30.7 million outstanding as of June 30, 2002 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of 9.75% senior notes, interest on our Senior Discount Notes of 12.25%, interest under the outstanding balance under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.



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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Press release dated August 14, 2002, announcing American Lawyer Media, Inc.'s second quarter ended June 30, 2002 results.


        (b)   Reports on Form 8-K


                 1. A Form 8-K was filed on July 29, 2002, under Item 4, "Changes in Registrant's Certifying Accountant."

                 2. A Form 8-K/A was filed on July 12, 2002, to amend Items 2 and 7 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                   August 14, 2002             /s/ WILLIAM L. POLLAK
                                      ------------------------------------------
                                                   William L. Pollak
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER



                   August 14, 2002             /s/ STEPHEN C. JACOBS
                                      ------------------------------------------
                                                   Stephen C. Jacobs
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER