Form 10-Q
period 2002-09-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2002-11-13
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

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

                             Yes |X|         No |_|



As of November 13, 2002, there were 1,320,330 shares of the registrant's common stock, $.01 par value, outstanding, the majority of which was held by U.S. Equity Partners, L.P. and its affiliates.

                                EXPLANATORY NOTE

         The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not currently an "issuer" within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company's 12 1/4% Senior Discount Notes.

AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

PART I                                                                                                PAGE
                                                                                                      ----
FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at September 30, 2002 (unaudited)
                 and December 31, 2001.............................................................       1
             Consolidated Statements of Operations (unaudited) for the Nine
                 Months Ended September 30, 2002 and 2001..........................................       2
             Consolidated Statements of Operations (unaudited) for the Three
                 Months Ended September 30, 2002 and 2001..........................................       3
             Consolidated Statement of Changes in Stockholders' Equity for
                 the Nine Months Ended September 30, 2002 (unaudited)..............................       4
             Consolidated Statements of Cash Flows (unaudited) for the Nine Months
                 Ended September 30, 2002 and 2001.................................................       5
             Notes to Consolidated Financial Statements at
                 September 30, 2002 (unaudited)....................................................    6-12


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................      13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...............................................................      19

         ITEM 4. CONTROLS AND PROCEDURES...........................................................      20

PART II

OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS................................................................      21

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................      21

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................      21

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................      21

         ITEM 5. OTHER INFORMATION.................................................................      21

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................      21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               2002            2001
                                                                                           -------------    -----------
                                                                                           (unaudited)
                                    ASSETS
Current assets:
Cash and cash equivalents.............................................................       $   1,432        $   2,377
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,260 and $2,270, respectively ...................................................          14,291           16,051
Deferred tax assets, net .............................................................           3,925            3,925
Inventories, net .....................................................................           1,393            1,530
Other current assets .................................................................           3,003            2,575
                                                                                             ---------        ---------
      Total current assets ...........................................................          24,044           26,458
Property, plant and equipment, net of accumulated depreciation and
   amortization of $19,435 and $14,744, respectively .................................          12,443           11,384
Intangible assets, net of accumulated amortization of $55,548 and $47,670,
   respectively ......................................................................         121,244          129,122
Goodwill, net of accumulated amortization of $48,490 and $48,490,
   respectively ......................................................................         162,694          141,041
Deferred financing costs, net of accumulated amortization of $4,321 and
   $4,013, respectively ..............................................................           6,015            5,596
Other assets .........................................................................           5,457            1,781
                                                                                             ---------        ---------
       Total assets..................................................................        $331,897        $ 315,382
                                                                                             =========        =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable.....................................................................        $   5,844        $   5,941
Accrued expenses .....................................................................           9,187           10,640
Accrued interest payable .............................................................           5,304              954
Deferred income (including deferred subscription income of $16,826 and
   $15,065, respectively) ............................................................          21,531           18,515
Other current liabilities ............................................................            --                350
                                                                                             ---------        ---------
       Total current liabilities .....................................................          41,866           36,400
Long-term debt:
Revolving credit facility ............................................................          28,200           27,000
Senior notes .........................................................................         175,000          175,000
Senior discount notes ................................................................          61,746           56,452
                                                                                             ---------        ---------
           Total long-term debt ......................................................         264,946          258,452
Deferred income taxes, net ...........................................................          11,917           17,118
Other noncurrent liabilities .........................................................           5,868            7,271
                                                                                             ---------        ---------
       Total liabilities .............................................................         324,597          319,241
Stockholders' equity (deficit):
Common stock-$.01 par value; 2,000,000 shares authorized;
1,320,330 issued and outstanding at September 30, 2002 and
1,200,300 issued and outstanding at December 31, 2001 ................................              13               12
Paid-in-capital ......................................................................         116,488           96,489
Accumulated deficit ..................................................................        (109,133)        (100,377)
Accumulated other comprehensive (loss) gain ..........................................             (68)              17
                                                                                             ---------        ---------
       Total stockholders' equity (deficit) ..........................................           7,300           (3,859)
                                                                                             ---------        ---------
       Total liabilities and stockholders' equity (deficit)..........................        $ 331,897        $ 315,382
                                                                                             =========        =========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ------------------------------
                                                     2002                2001
                                                  ---------           ---------
REVENUES:
Periodicals:
   Advertising .........................          $  56,774           $  64,768
   Subscription ........................             17,738              17,311
Ancillary products and services ........             23,883              28,355
                                                  ---------           ---------

   Total revenues ......................             98,395             110,434
                                                  ---------           ---------
OPERATING EXPENSES:
Editorial ..............................             16,181              17,464
Production and distribution ............             19,208              23,425
Selling ................................             19,756              21,659
General and administrative .............             25,801              29,652
Depreciation and amortization ..........             12,570              22,530
                                                  ---------           ---------

   Total operating expenses ............             93,516             114,730
                                                  ---------           ---------
   Operating income (loss) .............              4,879              (4,296)
Interest expense .......................            (19,615)            (19,882)
Other income (loss) ....................                782              (5,514)
                                                  ---------           ---------

   Loss before income taxes ............            (13,954)            (29,692)
Benefit for income taxes ...............              5,198               1,847
                                                  ---------           ---------

   Net loss ............................          $  (8,756)          $ (27,845)
                                                  =========           =========



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        2002               2001
                                                    --------           --------
REVENUES:
Periodicals:
   Advertising ...........................          $ 18,634           $ 20,209
   Subscription ..........................             6,194              5,754
Ancillary products and services ..........             6,782              7,640
                                                    --------           --------

   Total revenues ........................            31,610             33,603
                                                    --------           --------
OPERATING EXPENSES:
Editorial ................................             5,253              5,693
Production and distribution ..............             6,191              6,790
Selling ..................................             6,343              6,826
General and administrative ...............             7,029              9,443
Depreciation and amortization ............             4,121              7,536
                                                    --------           --------

   Total operating expenses ..............            28,937             36,288
                                                    --------           --------
   Operating income (loss) ...............             2,673             (2,685)
Interest expense .........................            (6,514)            (6,660)
Other income (loss) ......................               928               (843)
                                                    --------           --------

   Loss before income taxes ..............            (2,913)           (10,188)
Benefit for income taxes .................             2,265                805
                                                    --------           --------

   Net loss ..............................          $   (648)          $ (9,383)
                                                    ========           ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                     ADDITIONAL                    OTHER
                                                                      PAID-IN     ACCUMULATED    COMPREHENSIVE
                                          SHARES       PAR VALUE      CAPITAL       DEFICIT          LOSS            TOTAL
                                         ---------     ---------     ---------     ---------      ---------      ---------
                                              COMMON STOCK
                                         -----------------------

Balance at December 31, 2001 .......     1,200,300     $      12     $  96,489     $(100,377)     $      17      $  (3,859)
Net loss ...........................          --            --            --          (8,756)          --           (8,756)
Unrealized loss on equity securities
  available for sale, net of tax ...          --            --            --            --              (85)           (85)
                                         ---------     ---------     ---------     ---------      ---------      ---------
    Total comprehensive loss .......          --            --            --            --             --           (8,841)
Shares issued for acquisition ......       120,030             1        19,999          --             --           20,000
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balance at September 30, 2002 ......     1,320,330     $      13     $ 116,488     $(109,133)     $     (68)     $   7,300
                                         =========     =========     =========     =========      =========      =========



        The accompanying notes to the consolidated financial statements are an integral part of this statement.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        -------------------------
                                                                            2002          2001
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................     $ (8,756)     $(27,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization .....................................       12,570        22,530
Non-cash interest .................................................          833           782
Loss on sale of assets ............................................         --             872
Financing loss from termination of revolving line of credit .......          155          --
Impairment of private equity securities ...........................         --           4,700
Accretion of interest on senior discount notes ....................        5,294         4,703
   Decrease (increase) in:
Accounts receivable, net ..........................................        2,494         2,829
Inventories .......................................................          137          (144)
Other current assets ..............................................         (238)          290
Other assets ......................................................         (151)          306
   (Decrease) increase in:
Accounts payable ..................................................       (1,264)       (4,102)
Accrued expenses ..................................................       (4,783)       (1,002)
Accrued interest payable ..........................................        4,350         4,332
Deferred income ...................................................       (1,787)       (2,711)
Deferred tax liability ............................................       (5,200)       (2,312)
Other noncurrent liabilities ......................................       (1,410)            9
                                                                        --------      --------
   Total adjustments ..............................................       11,000        31,082
                                                                        --------      --------
   Net cash provided by operating activities ......................        2,244         3,237
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................       (2,452)       (2,476)
Proceeds received from sale of assets .............................         --             300
Purchase of business ..............................................         (529)       (5,922)
                                                                        --------      --------
   Net cash used in investing activities ..........................       (2,981)       (8,098)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances under revolving credit facility ..........................        1,200         4,000
Payment of deferred financing costs ...............................       (1,408)         (138)
                                                                        --------      --------
   Net cash (used in) provided by financing activities ............         (208)        3,862
                                                                        --------      --------
   Net decrease in cash ...........................................         (945)         (999)
                                                                        --------      --------

CASH, beginning of period .........................................        2,377         2,263
                                                                        --------      --------

CASH, end of period ...............................................     $  1,432      $  1,264
                                                                        ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes ...................................................     $     13      $    863
                                                                        ========      ========
   Interest .......................................................     $  8,349      $ 10,082
                                                                        ========      ========


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our website. Display and classified advertising revenue is recognized upon the release of an advertisement on the website. Directory listing revenue is recognized on a pro-rata basis over the life of the directory listing, generally one year.

         Periodical and internet subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

         Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income and income from a daily fax service of court decisions. In addition, ancillary products and services revenues include third party printing revenue until July 2001, at which point the assets from the Florida printing operations were sold and such third party printing ceased. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenues are recognized upon fulfillment of orders.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $1,901,000 and $1,997,000 are included in accounts receivable in the accompanying consolidated September 30, 2002 and December 31, 2001 balance sheets, respectively.

Advertising and Promotional Expenditures

         Advertising and promotional expenditures totaled approximately $1,408,000 and $1,569,700 for the three months ended September 30, 2002 and 2001, respectively, and $4,715,000 and $5,302,400 for the nine months ended September 30, 2002 and 2001, respectively. These costs are expensed as the related advertisement or campaign is released.

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

Accounting for Long-Lived Assets

         On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement is intended to develop one accounting model, based on the framework established in SFAS No.121, for long-lived assets to be disposed of and to address significant implementation issues. In accordance with this statement, we periodically review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Under the guidelines of this statement, we do not believe that any such impairment has occurred related to long-lived assets.

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

Goodwill and Intangible Assets

         We adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill and certain intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of 2002, we ceased amortization of goodwill and we performed the first step of the impairment test. The first step of the impairment test requires us to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If there is an indication of impairment, we would allocate the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Based on the results of our impairment test, no impairment charge was required. The annual impairment test for 2002 will be performed in the fourth quarter 2002.

         The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net loss would have been changed to the adjusted amounts indicated below (in thousands):


                                                         NINE MONTHS ENDED           THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2001          SEPTEMBER 30, 2001
                                                         ------------------         -------------------
         As reported -- historical basis .............   $    (27,845)                  $    (9,383)
         Add: Goodwill amortization...................          9,447                         3,160
                                                         -------------                  ------------
         Adjusted.....................................   $    (18,398)                  $    (6,223)
                                                         =============                  ============

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

Other Income (Expense)

         During the third quarter of 2002, we amended an existing advertising agreement. This amendment limited our advertising obligation to advertisements already placed in our publications prior to the amendment. Consideration of equity interest received in the original agreement in exchange for future advertising was written off as other loss in a prior year period. As a result, with the elimination of any future obligation to this advertiser, we recorded in other income $0.9 million, equal to the amount of the reduction in advertising obligation.

Accounting for Derivative Instruments and Hedging Activities

         During July 2002, our interest rate swap agreement to convert our fixed rate interest on our $175.0 million Notes to a variable rate was terminated. At June 30, 2002, the interest rate swap agreement outstanding with a notional amount of $175.0 million had a fair market value of $188,400. With the mutual release of this agreement, we received a settlement of $500,000. This transaction resulted in a net gain during the third quarter of 2002 of $311,621 reported in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

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

         On May 1, 2002, we, The New York Law Publishing Company ("NYLP") and ALM entered into a credit agreement, dated as of May 1, 2002, with General Electric Capital Corporation ("GECC") and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the "GECC Facility"). The proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, and ALM and all of our domestic subsidiaries and are secured by all of the property assets of us, ALM and our domestic subsidiaries (including the stock of all of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

         At September 30, 2002, the amount outstanding under the GECC Facility was $28.2 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $2,292,000 at September 30, 2002. A 10% increase in the average interest rate of borrowing under our previous revolving credit facility and GECC Facility during the nine months ended September 30, 2002 would have increased our net loss to approximately $8,865,000.

4. RESTRUCTURING CHARGE

         During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in additional restructuring charges of $0.3 million and $0.8 million recorded during the second and third quarters of 2002, respectively. These charges primarily relate to severance arrangements and have been included in operating income. As of September 30, 2002, approximately $0.9 million, representing the unpaid charges, is included in accrued expenses.

         The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at
     December 31, 2001..........................................    $       689

Less: Payments during the nine months ended
     September 30, 2002.........................................           (933)

Less: Additional restructuring charges incurred
     during the nine months ended
     September 30, 2002.........................................          1,127
                                                                    -----------

Unpaid restructuring charge accrual at
     September 30, 2002.........................................    $       883
                                                                    ===========

5. ACQUISITION OF LAW.COM

         Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation, ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com's shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of our common stock, par value $0.01 per share. Law.com and we share substantially all of the same common stockholders, however, were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of our equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since acquisition.

         After completion of the acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com will operate as a subsidiary of ALM.

         The following is a summary of the calculation of the purchase price, as well as the allocation of the purchase price to the value of the net assets acquired (in thousands):

Purchase consideration (issuance of 120,030 shares
of our common stock)............................................    $    20,000

Direct acquisition costs........................................          2,208
                                                                    -----------

Total estimated purchase price..................................         22,208

Less: fair value of net tangible assets of Law.com
Content, net of related party accounts..........................            556
                                                                    -----------

Total excess of purchase price over net
assets acquired.................................................    $    21,652
                                                                    ===========

         The purchase price has been allocated based on management's preliminary best estimate of the fair value of assets acquired and liabilities assumed. The final determination may result in asset and liability amounts that are different than the preliminary estimates of these amounts. The excess purchase price over the fair value net tangible assets acquired has been allocated to goodwill.

         The pro forma unaudited consolidated results of operations for the nine months ended September 30, 2002 and 2001, assuming consummation of the acquisition as of the beginning of the respective periods, are as follows:

                                   Nine Months Ended
                           September 30,       September 30,
                                2002                 2001
                          ---------------       ---------
Revenue                      $100,150            $  111,565
                             ========            ==========

Net Loss                     $(11,692)           $(38,489)
                             =========           =========


         During the quarter ended June 30, 2002, we recorded an investment in RealLegal, LLC of $4.7 million for 4,745,000 units of Series A Preferred Stock. This investment was in exchange for the extinguishment of an existing accounts receivable due from RealLegal, LLC and for future advertising commitments by RealLegal, LLC to us. This investment is carried at cost and included in Other Assets in the accompanying Consolidated Balance Sheet. RealLegal, LLC and we share substantially the same stockholders, however, were not deemed to be entities under common control.

         Effective May 1, 2002, RealLegal, LLC entered into an Operating Agreement with ALM (the "Operating Agreement"). The Operating Agreement provides, among other things, for ALM to provide RealLegal, LLC with certain content to be used in conjunction with their MA3000 product and certain advertising, in exchange for a periodic payment comprised of cash and equity in RealLegal, LLC.

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

OVERVIEW

         The following discussion compares our financial results for the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001.

         On January 31, 2001, we consummated the acquisitions of substantially all of the assets of and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

         During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in additional restructuring charges of $0.3 million and $0.8 million recorded during the second and third quarters of 2002, respectively. These charges primarily relate to severance arrangements and have been included in operating income. As of September 30, 2002, approximately $0.9 million, representing the unpaid charges, is included in accrued expenses.

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

         After completion of our acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com operates as ALM's subsidiary.

         During the third quarter of 2002, we amended an existing advertising agreement. This amendment limited our advertising obligation to advertisements already placed in our publications prior to the amendment. Consideration of equity interest received in the original agreement in exchange for future advertising was written off as other loss in a prior year period. As a result, with the elimination of any future obligation to this advertiser, we recorded in other income $0.9 million, equal to the amount of the reduction in advertising obligation.

         During July 2002, our interest rate swap agreement which converted our fixed rate interest on our $175.0 million Notes to a variable rate interest was terminated. At June 30, 2002, the interest rate swap agreement outstanding with a notional amount of $175.0 million had a fair market value of $188,400. With the mutual release of this agreement, we received a settlement of $500,000. This transaction resulted in a net gain during the third quarter of 2002 of $311,621 reported in earnings as a component of interest expense.

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Overview. Revenues decreased by $12.0 million, or 10.9%, from $110.4 million for the nine months ended September 30, 2001 to $98.4 million for the nine months ended September 30, 2002. Total operating expenses decreased $21.2 million, or 18.5%, from $114.7 million for the nine months ended September 30, 2001 to $93.5 million for the nine months ended September 30, 2002. As a result, the net operating profit totaled $4.9 million for the nine months ended September 30, 2002 as compared to a net operating loss of $4.3 million for the nine months ended September 30, 2001. Earnings before interest, income taxes, depreciation and amortization and other extraordinary gains and losses ("EBITDA") declined $0.8 million, or 4.3%, from $18.2 million for the nine months ended September 30, 2001 to $17.4 million for the nine months ended September 30, 2002.

         Revenues. Revenues decreased by $12.0 million, or 10.9%, from $110.4 million for the nine months ended September 30, 2001 to $98.4 million for the nine months ended September 30, 2002. Revenue declines for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 reflect the impact of the continued economic slowdown within the advertising industry which resulted in reduced advertising revenues, book and newsletter revenues, and declines in sponsorship and attendance revenue from seminars and tradeshows. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million for the nine months ended September 30, 2001. In addition, due to our acquisition of Law.com, our licensing agreement with them was terminated, resulting in the elimination of editorial content fees of $1.2. These decreases were partially offset by revenues recorded in our Law.com subsidiary acquired during the second quarter of 2002.

         Advertising revenues decreased $8.0 million, or 12.3%, from $64.8 million for the nine months ended September 30, 2001 to $56.8 million for the nine months ended September 30, 2002. The decline in advertising revenues resulted from a decrease in display, classified, legal notice and law firm advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and the first three quarters of 2002. Display and classified advertising were the largest contributors to these declines with decreases of $3.7 million, or 19.1%, and $3.5 million, or 19.2% respectively. In both periods, display advertising revenue includes revenue related to certain barter transactions in which we exchanged advertising services for an equity interest in certain companies. Revenues associated with these transactions decreased from $3.8 million for the nine months ended September 30, 2001 to $1.9 million for the nine months ended September 30, 2002. In addition, declines in display and classified advertising occurred across virtually all of our publications. The reduction in classified advertising is directly attributable to the reduction in attorney help wanted advertising due to fewer jobs being available as a result of the poor economic climate. Decreases in legal notice advertising of $1.1 million and law firm advertising of $0.3 million also contributed to the lower advertising revenue in 2002. Partially offsetting these declines were growth in directories revenue of $0.7 million, resulting primarily from growth in our expert witness division, and our ability to leverage off of our existing resources.

         Subscription revenues increased $0.4 million, or 2.5%, from $17.3 million for the nine months ended September 30, 2001 to $17.7 million for the nine months ended September 30, 2002. The increase primarily reflects increased subscription revenues resulting from our increased marketing efforts as well as from the acquisition of Law.com of $0.4 million.

         Revenues from ancillary products and services decreased $4.5 million, or 16.0%, from $28.4 million for the nine months ended September 30, 2001 to $23.9 million for the nine months ended September 30, 2002. The decline in revenues from ancillary products and services resulted primarily from a decline in trade show and seminar revenues of $1.3 million, or 21.9%, due to lower attendance in 2002 shows and seminars, fewer show sponsorships and the reduction in the number of international trade shows in 2002, lower printing revenues resulting from the sale of our Florida printing operations in the third quarter of 2001 of $1.4 million, a decline of $1.2 million from lower royalty fees and the elimination of editorial content fees from the acquisition of Law.com, along with fewer book and newsletter sales.

         Operating expenses. Total operating expenses decreased $21.2 million, or 18.5%, from $114.7 million for the nine months ended September 30, 2001 to $93.5 million for the nine months ended September 30, 2002. Substantially all of our expense categories experienced year-over-year reductions, except circulation marketing, as we continued our aggressive cost containment efforts. Lower operating expenses during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 were primarily realized by the discontinuation of goodwill amortization, lower production and distribution, selling, editorial and general and administrative expenses resulting from decreased revenues, lower year-over-year restructuring costs, cumulative cost savings resulting from restructurings in 2001 and savings from continued cost containment efforts.

         Editorial expenses decreased $1.3 million, or 7.3%, from $17.5 million for the nine months ended September 30, 2001 to $16.2 million for the nine months ended September 30, 2002. The decrease in editorial expenses primarily resulted from our restructuring efforts in 2001 and 2002 along with lower costs directly related to reduced syndication revenues and from cost containment efforts implemented during late 2001 and into 2002. These decreases were partially offset by editorial expenses at Law.com of $0.4 million with no like costs incurred in 2001 along with higher editorial expenses in our litigation service business.

         Production and distribution expenses decreased $4.2 million, or 18.0%, from $23.4 million for the nine months ended September 30, 2001 to $19.2 million for the nine months ended

September 30, 2002. Lower production and distribution expenses of $1.2 million resulted primarily from the elimination of commercial printing expenses due to the sale of our Florida printing operations during the third quarter of 2001. Other reductions included lower printing expenses due to a reduction in pricing through favorable contract negotiations, reductions in print volume and a reduction of expenses directly related to the decline in revenues and also due to cost containment efforts during 2002. In addition, trade show and seminar production costs decreased, which directly resulted from a reduction in related revenue. These decreases were partially offset by $0.5 million of production and distribution expenses at Law.com.

         Selling expenses decreased $1.9 million, or 8.8%, from $21.7 million for the nine months ended September 30, 2001 to $19.8 million for the nine months ended September 30, 2002. The decrease was primarily attributable to lower selling expenses directly related to the decline in display and classified revenues for the nine months ended September 30, 2002 and our cost containment efforts. These declines primarily consisted of salary and related benefit costs, the discontinuance of costs to place e-commerce classified advertising and other general marketing cost reductions. These declines were partially offset by increases in selling efforts in our international operations, an increase in direct mail efforts and of Law.com selling expenses of $1.2 million for which there were no like costs in 2001.

         General and administrative expenses decreased $3.8 million, or 13.0%, from $29.6 million for the nine months ended September 30, 2001 to $25.8 million for the nine months ended September 30, 2002. This decrease resulted primarily in declines in year over year restructuring charges, salary and related tax expense due to fewer employees along with reductions in incentive compensation and other employee benefits. In addition, lower legal fees were incurred from decreased union negotiation and general litigation fees, coupled with prior year legal fee reimbursements. These decreases were partially offset by increased provisions for uncollectible receivables and management consulting costs incurred in 2002. Also during 2002, general and administrative costs for Law.com totaled $1.1 million with no like costs incurred in 2001.

         Depreciation and amortization expenses decreased $9.9 million, or 44.2%, from $22.5 million for the nine months ended September 30, 2001 to $12.6 million for the nine months ended September 30, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets." This was partially offset by an increase in depreciation related to capital improvements and also due to the acquisition of Law.com in the second quarter of 2002.

         Operating profit. As a result of the above factors, the operating profit totaled $4.9 million for the nine months ended September 30, 2002 as compared to an operating loss of $4.3 million for the nine months ended September 30, 2001. In addition, EBITDA decreased $0.8 million, or 4.3%, from $18.2 million for the nine months ended September 30, 2001 to $17.5 million for the nine months ended September 30, 2002.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Overview. Revenues decreased by $2.0 million, or 5.9%, from $33.6 million for the three months ended September 30, 2001 to $31.6 million for the three months ended September 30, 2002. Total operating expenses decreased $7.4 million, or 20.3%, from $36.3 million for the three months ended September 30, 2001 to $28.9 million for the three months ended September 30, 2002. As a result, net operating profit totaled $2.7 million for the three months ended September 30, 2002 as compared to a net operating loss of $2.7 million for the three months ended September 30, 2001. EBITDA increased $1.9 million, or 40.1%, from $4.9 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002.

         Revenues. Revenues decreased by $2.0 million, or 5.9%, from $33.6 million for the three months ended September 30, 2001 to $31.6 million for the three months ended September 30, 2002. Revenue declines for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 reflect the impact of the continued economic slowdown within the advertising industry, which resulted in reduced advertising revenues, book and newsletter revenues, and the elimination of editorial content fees of $0.5 million from the acquisition of Law.com. These decreases were partially offset by revenues recorded in our Law.com subsidiary acquired during the second quarter of 2002, higher subscription and information services revenues attributable primarily to research revenue from our jury verdict and settlement business.

         Advertising revenues decreased $1.6 million, or 7.8%, from $20.2 million for the three months ended September 30, 2001 to $18.6 million for the three months ended September 30, 2002. The decline in advertising revenues resulted from a decrease in display, classified, and legal notice advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and the first three quarters of 2002. Display advertising was the largest contributor to this decline with a decrease of $1.5 million, or 24.3%, for the three months ended September 30, 2002 as compared to the same period of 2001. In both periods, display advertising revenue includes revenue related to certain barter transactions in which we exchanged advertising services for an equity interest in certain companies. Revenues associated with these transactions decreased $1.3 million, to $0.4 million, for the three months ended September 30, 2002 as compared to the same period for the prior year. In addition, lower display advertising occurred across virtually all of our publications. Declines were also experienced in classified and legal advertising partially offset by an increase in law firm advertising revenue.

         Subscription revenues increased $0.4 million, or 7.7%, from $5.8 million for the three months ended September 30, 2001 to $6.2 million for the three months ended September 30, 2002. The increase primarily reflects increased subscription revenues resulting from our increased marketing efforts as well as from the acquisition of Law.com of $0.3 million.

         Revenues from ancillary products and services decreased $0.8 million, or 11.2%, from $7.6 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002. The decline in revenues from ancillary products and services resulted primarily from a decline of $0.5 million from lower royalty fees and the elimination of editorial content fees as a result of the acquisition of Law.com, along with lower book and newsletter sales. These declines were partially offset by higher information services revenue attributable primarily to research revenue from our jury verdict and settlement business.

         Operating expenses. Total operating expenses decreased $7.4 million, or 20.3%, from $36.3 million for the three months ended September 30, 2001 to $28.9 million for the three months ended September 30, 2002. Substantially all of our expense categories experienced year-over-year reductions, except circulation marketing, as we continued our aggressive cost containment efforts. Lower operating expenses during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 were primarily realized by the discontinuation of goodwill amortization, lower general and administrative, production and distribution, selling and editorial expenses resulting from decreased revenues, lower year-over-year restructuring costs coupled with cumulative cost savings resulting from the restructurings in 2001 and savings from continued cost containment efforts.

         Editorial expenses decreased $0.4 million, or 7.7%, from $5.7 million for the three months ended September 30, 2001 to $5.3 million for the three months ended September 30, 2002. The decrease in editorial expenses primarily resulted from our restructuring efforts in 2001 and 2002 and from cost containment efforts implemented during late 2001 and into 2002. These decreases were partially offset by Law.com editorial expenses of $0.2 million with no like costs incurred in the same period of 2001.

         Production and distribution expenses decreased $0.6 million, or 8.8%, from $6.8 million for the three months ended September 30, 2001 to $6.2 million for the three months ended September 30, 2002. Lower production and distribution expenses of $0.6 million resulted primarily from lower printing expenses due to a reduction in pricing through favorable contract negotiations, reductions in print volume and a reduction of expenses directly related to the decline in revenues, the restructurings in 2001 and other cost containment efforts during 2002. These decreases were partially offset by $0.4 million of production and distribution expenses at Law.com.

         Selling expenses decreased $0.5 million, or 7.1%, from $6.8 million for the three months ended September 30, 2001 to $6.3 million for the three months ended September 30, 2002. The decrease was primarily attributable to lower selling expenses directly related to the decline in revenues for the three months ended September 30, 2002 as compared to the same period of 2001, restructurings in 2001 and our cost containment efforts during 2002. These declines primarily consisted of salary and related benefit reductions, the discontinuance of costs of $0.3 million to place e-commerce classified advertising and other marketing cost reductions. These declines were partially offset by an increase in direct mail efforts and selling expenses of $0.7 million in Law.com for which there were no like expenses in 2001.

         General and administrative expenses decreased $2.4 million, or 25.6%, from $9.4 million for the three months ended September 30, 2001 to $7.0 million for the three months ended September 30, 2002. This decrease resulted primarily from declines in salary and related tax expense due to fewer employees along with reductions in incentive compensation and other employee benefits. In addition, lower legal fees were incurred from decreased union negotiation and general litigation fees, coupled with prior year legal fee reimbursements and reduced bad debt expense. Also, during the third quarter of 2002, we reversed accruals recorded in prior quarters totaling $1.0 million, for pension, legal and professional fees that were deemed no longer necessary. These decreases were partially offset by restructuring charges of $0.8 million and general and administrative costs for Law.com, which totaled $0.5 million for the three months ended September 30, 2002, with no like costs incurred in the same period of the prior year.

         Depreciation and amortization expenses decreased $3.4 million, or 45.3%, from $7.5 million for the three months ended September 30, 2001 to $4.1 million for the three months ended September 30, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets." This was partially offset by an increase in depreciation related to capital improvements and also due to the acquisition of Law.com in the second quarter of 2002.

         Operating profit. As a result of the above factors, the operating profit totaled $2.7 million for the three months ended September 30, 2002 as compared to an operating loss of $2.7 million for the three months ended September 30, 2001. In addition, EBITDA increased $1.9 million, or 40.1%, from $4.9 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002.

Liquidity and Capital Resources

         Capital expenditures. Capital expenditures totaled $2.5 million for the nine months ended September 20, 2002 compared to capital expenditures of $2.5 million for the nine months ended September 30, 2001. Capital expenditures for the nine months ended September 30, 2002 included costs of $1.6 million attributed to database and website development along with computer software upgrade and implementation costs and hardware replacement. In addition, $0.9 million of capital expenditures were incurred primarily for the renovation of a regional office. Capital expenditures for 2001 primarily resulted from database development, enhancements to existing computer systems and facilities and equipment modernization.

         Net cash provided by operating activities. Net cash provided by operating activities totaled $2.2 million for the nine months ended September 30, 2002, which primarily reflects depreciation and amortization of $12.6 million, accretion of Senior Discount Notes of $5.3 million, an increase in accrued interest payable of $4.4 million, a decrease in accounts receivable of $2.5 million, and an increase in non-cash interest of $0.8 million. This was partially offset by a net loss of $8.8 million, a decrease in accounts payable and accrued expenses of $6.0 million, a decrease in deferred tax liability of $5.2 million, a decrease in deferred income of $1.8 million and a decrease in other non-current liabilities of $1.4 million.

         Net cash used in investing activities. Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2002, resulting from capital expenditures of $2.5 million and deferred payments from 2002 and 2001 acquisitions.

          Net cash used in financing activities. Net cash used in financing activities totaled $0.2 million for the nine months ended September 30, 2002, which reflects a total advance of $1.2 million on our GECC Facility and deferred financing cost payments of $1.4 million.

         Liquidity. Our principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $28.2 million outstanding as of September 30, 2002 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of 9.75% senior notes, interest on our 12.25% Senior Discount Notes with an aggregate principal of $63,250,000 at December 31, 2002, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           See footnote 3 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.12 First Amendment to Credit Agreement, dated as of November 13, 2002 and effective as of June 30, 2002, among The New York Law Publishing Company, American Lawyer Media Holdings, Inc. and American Lawyer Media, Inc., as Credit Parties, and General Electric Capital Corporation, for itself as Lender and as Agent for Lenders.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       AMERICAN LAWYER MEDIA HOLDINGS, INC.

                     November 13, 2002       /s/ WILLIAM L. POLLAK
                                           -------------------------------------
                                                   William L. Pollak
                                           President and Chief Executive Officer

                     November 13, 2002       /s/ STEPHEN C. JACOBS
                                           -------------------------------------
                                                   Stephen C. Jacobs
                                                  Vice President and
                                                Chief Financial Officer



                                  CERTIFICATION

I, William L. Pollak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Lawyer Media Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

     /s/ WILLIAM L. POLLAK

-----------------------------------------
        William L. Pollak
President and Chief Executive Officer



I, Stephen C. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Lawyer Media Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


      /s/ STEPHEN C. JACOBS

------------------------------------------
         Stephen C. Jacobs

Vice President and Chief Financial Officer