Form 10-Q
period 2003-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2003-08-12
CIK 1059496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934 For the quarterly period ended June 30, 2003.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______ to_____ .

                        COMMISSION FILE NUMBER: 333-50119

                    -----------------------------------------

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

         As of August 11, 2003, there were 1,320,330 shares of the registrant's common stock, $.01 par value, outstanding, the majority of which was held by U.S. Equity Partners, L.P. and its affiliates.

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

AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I

FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets at June 30, 2003 (unaudited)
                 and December 31, 2002...............................................................        1
             Consolidated Statements of Operations for the Six
                 Months Ended June 30, 2003 and 2002 (unaudited).....................................        2
             Consolidated Statements of Operations for the Three
                 Months Ended June 30, 2003 and 2002 (unaudited).....................................        3
             Consolidated Statement of Changes in Stockholders' Deficit for
                 the Six Months Ended June 30, 2003 (unaudited)......................................        4
             Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2003 and 2002 (unaudited)............................................        5
             Notes to Consolidated Financial Statements at
                 June 30, 2003 (unaudited)...........................................................     6-14

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       15

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.................................................................       27

         ITEM 4. CONTROLS AND PROCEDURES.............................................................       27

PART II

OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..................................................................       28

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................       28

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................       28

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................       28

         ITEM 5. OTHER INFORMATION...................................................................       28

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................       28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,    DECEMBER 31,
                                                                                 2003          2002
                                                                              -----------   ------------
                                                                              (unaudited)
                                          ASSETS
Current assets:
Cash and cash equivalents ..................................................   $   2,271    $     824
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,510 and $2,589, respectively .........................................      15,116       15,801
Deferred tax assets, net ...................................................       5,148        5,148
Inventories, net ...........................................................         520          621
Other current assets .......................................................       2,211        2,537
                                                                               ---------    ---------
      Total current assets .................................................      25,266       24,931
Property, plant and equipment, net of accumulated depreciation
   and amortization of $22,872 and $20,662, respectively ...................       8,481       11,417
Intangible assets, net of accumulated amortization of $62,197
   and $57,952, respectively ...............................................     115,694      119,939
Goodwill, net ..............................................................     145,540      145,540
Deferred financing costs, net of accumulated amortization of $5,211 and
   $4,623, respectively ....................................................       5,213        5,801
Other assets ...............................................................       5,372        5,415
                                                                               ---------    ---------

       Total assets ........................................................   $ 305,566    $ 313,043
                                                                               =========    =========
                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable ...........................................................   $   3,337    $   3,899
Accrued expenses ...........................................................      14,104       14,894
Accrued interest payable ...................................................         864        1,246
Deferred income (including deferred subscription income of $17,118
   and $17,134, respectively) ..............................................      21,056       22,170
Other current liabilities ..................................................          --          378
                                                                               ---------    ---------
       Total current liabilities ...........................................      39,361       42,587
                                                                               ---------    ---------
Long-term debt:
Revolving credit facility ..................................................      30,900       32,300
Senior notes ...............................................................     175,000      175,000
Senior discount notes ......................................................      67,493       63,275
                                                                               ---------    ---------
       Total long-term debt ................................................     273,393      270,575
Deferred income taxes, net .................................................       2,071        3,999
Other noncurrent liabilities ...............................................       7,384        7,049
                                                                               ---------    ---------
       Total liabilities ...................................................     322,209      324,210
                                                                               ---------    ---------
Stockholders' deficit:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,320,330 issued
and outstanding at June 30, 2003 and December 31, 2002 .....................          13           13
Paid-in-capital ............................................................     116,488      116,488
Accumulated deficit ........................................................    (131,629)    (126,146)
Accumulated other comprehensive loss .......................................      (1,515)      (1,522)
                                                                               ---------    ---------
       Total stockholders' deficit .........................................     (16,643)     (11,167)
                                                                               ---------    ---------
       Total liabilities and stockholders' deficit .........................   $ 305,566    $ 313,043
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              ------------------------------
                                                                                  2003               2002
                                                                              -----------        -----------
REVENUES:
Periodicals:
   Advertising......................................................          $    38,466        $    38,139
   Subscription.....................................................               12,228             11,544
Ancillary products and services.....................................               18,346             17,102
                                                                              -----------        -----------

   Total revenues...................................................               69,040             66,785
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................               10,401             10,929
Production and distribution.........................................               12,293             13,017
Selling.............................................................               13,589             13,413
General and administrative..........................................               17,838             18,772
Depreciation, amortization and other charges........................                8,393              8,449
                                                                              -----------        -----------

   Total operating expenses.........................................               62,514             64,580
                                                                              -----------        -----------
   Operating income.................................................                6,526              2,205
Interest expense....................................................              (13,930)           (13,101)
Other loss..........................................................                   --               (145)
                                                                              -----------        -----------

   Loss before income taxes.........................................               (7,404)           (11,041)
Benefit for income taxes............................................                1,921              2,933
                                                                              -----------        -----------

   Net loss.........................................................          $    (5,483)       $    (8,108)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                              ------------------------------
                                                                                 2003                2002
                                                                              -----------        -----------
REVENUES:
Periodicals:
   Advertising......................................................          $    19,910        $    20,105
   Subscription.....................................................                6,191              5,996
Ancillary products and services.....................................                9,036              8,326
                                                                              -----------        -----------

   Total revenues...................................................               35,137             34,427
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................                5,190              5,543
Production and distribution.........................................                5,954              6,482
Selling.............................................................                6,772              6,619
General and administrative..........................................                8,478              9,788
Depreciation, amortization and other charges........................                4,885              4,049
                                                                              -----------        -----------

   Total operating expenses.........................................               31,279             32,481
                                                                              -----------        -----------
   Operating income.................................................                3,858              1,946
Interest expense....................................................               (6,894)            (7,072)
Other loss..........................................................                   --               (150)
                                                                              -----------        -----------

   Loss before income taxes.........................................               (3,036)            (5,276)
Benefit for income taxes............................................                1,102              2,171
                                                                              -----------        -----------

   Net loss.........................................................          $    (1,934)       $    (3,105)
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

                         AMERICAN LAWYER MEDIA HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                           ACCUMULATED
                                                                              ADDITIONAL                     OTHER
                                                                  PAR          PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                 SHARE           VALUE         CAPITAL        DEFICIT         LOSS         TOTAL
                                              -----------     -----------    -----------    -----------   -------------  ---------
                                                     COMMON STOCK
                                              ---------------------------
Balance at December 31, 2002...............     1,320,330      $       13     $   116,488    $  (126,146)    $ (1,522)    $ (11,167)
Net loss...................................            --              --              --         (5,483)          --        (5,483)
Unrealized gain on equity securities
  available for sale.......................            --              --              --             --            7             7
                                               ----------      ----------     -----------    -----------     --------     ---------
    Total comprehensive loss...............            --              --              --             --           --        (5,476)
                                               ----------      ----------     -----------    -----------     --------     ---------
Balance at June 30, 2003...................     1,320,330      $       13     $   116,488    $  (131,629)    $ (1,515)    $ (16,643)
                                               ==========      ==========     ===========    ===========     ========     =========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       -------------------------
                                                                                          2003           2002
                                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................       $   (5,483)      $ (8,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other charges....................................            8,393          8,449
Deferred income tax.............................................................           (1,921)        (2,933)
Non-cash interest...............................................................              588            543
Financing loss from termination of revolving line of credit ....................               --            155
Accretion of interest on senior discount notes..................................            4,218          3,458
   Decrease (increase) in:
Accounts receivable, net........................................................              684          1,231
Inventories.....................................................................              102             77
Other current assets............................................................              327           (698)
Other assets....................................................................               10           (338)
   (Decrease) increase in:
Accounts payable................................................................             (562)          (504)
Accrued expenses................................................................             (790)        (1,889)
Accrued interest payable........................................................             (382)          (111)
Deferred income.................................................................           (1,115)           728
Other noncurrent liabilities....................................................              369           (617)
                                                                                       ----------     ----------
   Net cash provided by (used in) operating activities..........................            4,438           (557)
                                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................           (1,214)        (1,477)
Deferred purchase price from purchase of business...............................             (377)          (529)
                                                                                       ----------     ----------
   Net cash used in investing activities........................................           (1,591)        (2,006)
                                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment) advances under revolving credit facility..............................           (1,400)         3,700
Payment of deferred finance costs...............................................               --         (1,405)
                                                                                       ----------     ----------
   Net cash (used in) provided by financing activities..........................           (1,400)         2,295
                                                                                       ----------     ----------
   Net increase (decrease) in cash..............................................            1,447           (268)
                                                                                       ----------     ----------

CASH, beginning of period.......................................................              824          2,377
                                                                                       ----------     ----------
CASH, end of period.............................................................       $    2,271     $    2,109
                                                                                       ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes.................................................................       $        7     $       13
                                                                                       ==========     ==========
   Interest.....................................................................       $    9,505     $    8,632
                                                                                       ==========     ==========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

CONCENTRATIONS OF CREDIT RISK

         Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising our customer base. Legal Ad Agents receivables aggregated $1.2 million as of June 30, 2003. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

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

DEFERRED SUBSCRIPTION INCOME

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,206,000 and $2,073,000 are included in accounts receivable in the accompanying consolidated June 30, 2003 and December 31, 2002 balance sheets, respectively.

ADVERTISING AND PROMOTIONAL EXPENDITURES

     Advertising and promotional expenditures totaled approximately $1,748,000 and $1,415,000 for the three months ended June 30, 2003 and 2002, respectively, and $3,351,000 and $3,307,000 for the six months ended June 30, 2003 and 2002, respectively. These costs are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

     Cash on our consolidated balance sheet at June 30, 2003 and December 31, 2002 includes $12,000 and $139,000, respectively, of restricted cash collected in association with managing a technology show on behalf of our customer.

INVENTORIES

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

     In 2002, we decided to change our inventory practice for our book division. With this change we will be migrating from carrying our books in inventory to print on demand at the time of sale. As a result, we have identified inventory totaling $1.0 million that will be destroyed in 2003. At June 30, 2003, this inventory identified for destruction has been fully reserved.

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

     During the three months ended June 30, 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. on May 1, 2002.

GOODWILL

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards Statement ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

     Based on the results of our annual goodwill impairment test in the fourth quarter of 2002, it was determined that there was an impairment of the goodwill and intangible assets associated solely with the acquisition of Law.com. The write-down of these assets recognized the value based on the current economic conditions and the future cash projection of this segment of the business. As a result of this review, we recorded an impairment for goodwill and our trademark intangibles in the fourth quarter of 2002 of $19.5 million, all of which was generated from our acquisition of Law.com. The impairment totaled $18.9 million for goodwill and $0.6 million for trademark intangibles.

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

     Pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock option plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

     The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the three and six month periods ended June 30, 2003 and 2002 (in thousands):

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ----------------------     -----------------------
                                                       2003         2002          2003           2002
                                                     --------    ----------     ---------     ---------
Reported net loss.................................   $ (1,934)   $   (3,105)    $  (5,483)    $  (8,108)
Stock-based employee compensation expense
   determined under the fair value method.........       (242)         (124)         (346)         (247)
                                                     --------    ----------     ---------     ---------
Pro forma net loss................................   $ (2,176)   $   (3,229)    $  (5,829)    $  (8,355)
                                                     ========    ==========     =========     =========

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We utilized an interest rate swap agreement to convert our fixed rate interest on our $175.0 million senior notes to a variable rate. At June 30, 2002, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $0.2 million. In July 2002, our interest rate swap agreement was terminated. During the six months ended June 30, 2002, we recorded a net gain of $110,000 which was recorded in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

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

     On December 22, 1997, we issued $175.0 million aggregate principal amount of 9 3/4% Senior Notes (the "Notes") due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and ALM's determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7.2 million, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of June 30, 2003, Bruce Wasserstein and certain affiliates own approximately 4% of the Notes issued by us.

     On May 1, 2002, we, The New York Law Publishing Company ("NYLP") and ALM entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance ("GECC") and the lenders signatory thereto under which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the "GECC Facility"). The GECC Facility replaces our prior revolving credit facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, ALM and all of our domestic subsidiaries, and are secured by all of the personal property assets of us, ALM and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

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

     At June 30, 2003, the amount outstanding under the GECC Facility was $30.9 million. The available balance under the unused commitment is reduced by any letters of credit outstanding totaled $7.0 million at June 30, 2003. A 10% increase in the average interest rate of borrowing under the GECC Facility during the six months ended June 30, 2003 would have increased our net loss to approximately $5.6 million.

4. RESTRUCTURING CHARGE

     During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income in the above mentioned period. As of June 30, 2003, approximately $0.5 million, representing the unpaid charges, is included in accrued expenses.

     The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at
     December 31, 2002..........................................    $     1,068

Less: Payments during the three months ended
     June 30, 2003..............................................           (576)
                                                                    -----------

Unpaid restructuring charge accrual at
     June 30, 2003..............................................    $       492
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

     The pro forma unaudited consolidated results of operation for the three and six months ended June 30, 2002, assuming consummation of the acquisition as of the beginning of the respective period, is as follows (in thousands):

                 Three Months Ended      Six Months Ended
                    June 30, 2002         June 30, 2002
                 ------------------      ----------------
Revenue.........    $     34,829          $     68,540
                    ------------          ------------
Net Loss........    $     (4,096)         $    (11,044)
                    ============          ============

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

6. SEGMENT INFORMATION

     Operating segments represent components of our business that are evaluated regularly by key chief operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the "Regional Newspapers"), national businesses (the "National Businesses") and our online business, Law.com ("Online"). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit ("Corporate") so as to not distort our other segments.

     For the years presented herein, the Regional Newspapers are comprised of the following businesses: New York Law Journal; The National Law Journal; and twelve other regional newspapers.

     The National Businesses are comprised of the following businesses: our magazine group, which includes The American Lawyer and eight other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division and our international operations.

     Online is comprised of Law.com, which primarily includes web content, seminars and practice areas.

     Corporate overhead is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us, ALM and ALM Properties, Inc., one of ALM's subsidiaries.

     We evaluate performance based on the segments' income (loss) from operations before unallocated corporate overhead and interest expense. The accounting policies of the reportable segments are the same as those described in Note 2.

                                  For the Three Months Ended                    For the Six Months Ended
                                        June 30, 2003                                  June 30, 2003
                          ------------------------------------------   --------------------------------------
                           Regional       National                       Regional      National
                          Newspapers     Businesses       Online        Newspapers    Businesses      Online
                          ----------    -----------     -----------    -----------    ----------     --------
Total net revenue.....    $   21,849    $    12,187     $     1,101    $    44,081     $  22,641     $  2,318
                          ==========    ===========     ===========    ===========     =========     ========
Segment operating
   income (loss)......    $    7,619    $     3,254     $    (2,356)   $    14,411     $   5,341     $ (3,214)
                          ==========    ===========     ===========    ===========     =========     ========

                                  For the Three Months Ended                    For the Six Months Ended
                                        June 30, 2002                                  June 30, 2002
                          ------------------------------------------   --------------------------------------
                           Regional       National                       Regional       National
                          Newspapers     Businesses       Online        Newspapers     Businesses     Online
                          ----------    -----------     -----------    -----------     ---------     --------
Total net revenue.....    $   22,392    $    11,215     $       820    $    44,197     $  21,768     $    820
                          ==========    ===========     ===========    ===========     =========     ========
Segment operating
   income (loss)......    $    7,152    $     1,823     $      (781)   $    12,670     $   2,635     $   (781)
                          ==========    ===========     ===========    ===========     =========     ========

     A reconciliation of combined segment profit to consolidated net loss is as follows:

                                        For the Three Months Ended      For the Six Months Ended
                                                  June 30,                        June 30,
                                        ---------------------------    --------------------------
                                            2003            2002           2003          2002
                                        -----------     -----------    -----------     ----------
Total segment operating income....      $     8,517     $     8,194    $    16,538     $   14,524
Unallocated amounts:
    Corporate expenses.............          (4,658)         (6,248)       (10,013)       (12,319)
    Interest expense...............          (6,894)         (7,072)       (13,929)       (13,101)
    Other loss.....................              --            (150)            --           (145)
    Benefit for income taxes.......           1,101           2,171          1,921          2,933
                                        -----------     -----------     ----------     ----------
Net loss...........................     $    (1,934)    $    (3,105)    $   (5,483)    $   (8,108)
                                        ===========     ===========    ===========     ==========

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

     OVERVIEW

     The following discussion compares our financial results for the six months ended June 30, 2003 to the six months ended June 30, 2002.

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

     We utilized an interest rate swap agreement to convert our fixed rate interest on our $175.0 million senior notes to a variable rate. At June 30, 2002, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $0.2 million. In July 2002, our interest rate swap agreement was terminated. During the six months ended June 30, 2002, we recorded a net gain of $110,000, which was recorded in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

     During the three months ended June 30, 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. As of January 1, 2003, we have decided to create a uniform definition of EBITDA for discussion in our quarterly and annual reports. Our definition of EBITDA is earnings before interest, income taxes, depreciation, amortization and other charges. Any additional amounts which we believe need to be disclosed to you in order to allow you to more accurately compare our prior and ongoing operations from period to period will be explicitly stated in our future reports. In order to provide accurate comparisons, EBITDA for periods prior to January 31, 2003 may be restated to conform to the definition detailed above and, as a result, may differ from previously reported results.

     All references in this MD&A to EBITDA are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 27.

     The following table presents the results of operations (in thousands) for the three and six months ended June 30, 2003 and 2002.

                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             ---------------------------   -------------------------
                                                  2003         2002           2003          2002
                                                --------     --------       ---------    ---------
Operating Data:
Revenues:
  Periodicals:
     Advertising......................          $ 19,910     $ 20,105       $  38,466    $  38,139
     Subscription.....................             6,191        5,996          12,228       11,544
  Ancillary products and services.....             9,036        8,326          18,346       17,102
                                                --------     --------       ---------    ---------
Total revenues........................            35,137       34,427          69,040       66,785
                                                --------     --------       ---------    ---------
Operating expenses:
 Editorial............................             5,190        5,543          10,401       10,929
 Production and distribution..........             5,954        6,482          12,293       13,017
 Selling..............................             6,772        6,619          13,589       13,413
 General and administrative...........             8,478        9,788          17,838       18,772
 Depreciation, amortization and
   other charges......................             4,885        4,049           8,393        8,449
                                                --------     --------       ---------    ---------
Total operating expenses..............            31,279       32,481          62,514       64,580
                                                --------     --------       ---------    ---------
Operating income......................          $  3,858     $  1,946       $   6,526    $   2,205
                                                ========     ========       =========    =========
Interest expense......................            (6,894)      (7,072)        (13,930)     (13,101)
Other loss............................                --         (150)             --         (145)
                                                --------     --------       ---------    ---------
Loss before income tax................            (3,036)      (5,276)         (7,404)     (11,041)
Benefit for income tax................             1,102        2,171           1,921        2,933
                                                --------     --------       ---------    ---------
Net loss..............................          $ (1,934)    $ (3,105)      $  (5,483)   $  (8,108)
                                                ========     ========       =========    =========

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Overview. Revenues increased by $2.2 million, or 3.4%, from $66.8 million for the six months ended June 30, 2002 to $69.0 million for the six months ended June 30, 2003. Operating expenses decreased $2.1 million, or 3.2%, from $64.6 million for the six months ended June 30, 2002 to $62.5 million for the six months ended June 30, 2003. As a result, operating income increased $4.4 million from $2.2 million for the six months ended June 30, 2002 to $6.6 million for the six months ended June 30, 2003. EBITDA increased $4.4 million, or 42.0%, from $10.5 million for the six months ended June 30, 2002 to $14.9 million for the six months ended June 30, 2003. Net loss totaled $5.5 million for the six months ended June 30, 2003 as compared to a net loss of $8.1 million for the six months ended June 30, 2002.

     Revenues. Revenues increased by $2.2 million, or 3.4%, from $66.8 million for the six months ended June 30, 2002 to $69.0 million for the six months ended June 30, 2003. Revenue growth for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 reflects revenues recorded in our Law.com subsidiary of $2.3 million as compared to $0.8 million for the six months ended June 30, 2002. The results for the six months ended June 30, 2003 include revenue from Law.com for the entire period, while the results for the six months ended June 30, 2002 only include revenue subsequent to the May 1, 2002 acquisition date of Law.com. In addition, law firm and legal notice advertising revenues, subscription revenues in our print publications, royalty and licensing fees and sales of reprints increased during the six months ended June 30, 2003 as compared to the same period in 2002. These increases were partially offset by decreases in advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies, a decrease in classified advertising and a decrease in newsletter revenues.

     Advertising revenues increased $0.3 million, or 0.9%, from $38.2 million for the six months ended June 30, 2002 to $38.5 million for the six months ended June 30, 2003. The increase was due primarily to law firm and legal notice advertising revenues, which increased $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. These increases were partially offset by $0.8 million of advertising revenues in the six months ended June 30, 2002 associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies with no like revenue recorded during the same period in 2003. In addition, classified advertising revenues also declined.

     Subscription revenues increased $0.7 million, or 5.9%, from $11.5 million for the six months ended June 30, 2002 to $12.2 million for the six months ended June 30, 2003. The increase primarily reflects increased online subscription revenues resulting from our acquisition of Law.com, as well as an increase in print subscription revenue resulting from increased marketing efforts.

     Revenues from ancillary products and services increased $1.2 million, or 7.3%, from $17.1 million for the six months ended June 30, 2002 to $18.3 million for the six months ended June 30, 2003. The increase in revenues resulted primarily from higher reprint sales, higher royalty and licensing fees, increased book sales and an increase in phone and web research revenue. These increases were partially offset by lower newsletter sales.

     Operating expenses. Operating expenses decreased $2.1 million, or 3.2%, from $64.6 million for the six months ended June 30, 2002 to $62.5 million for the six months ended June 30, 2003. Lower operating expenses during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 were primarily realized through lower production and distribution expenses, editorial expenses and general and administrative expenses resulting from realized savings from our cost containment and restructuring efforts initiated in 2002. These savings were partially offset by an increase in selling expenses of $0.2 million, resulting primarily from an increase in Law.com selling expenses during the six months ended June 30, 2003 as compared to the same period in 2002. The results for the six months ended June 30, 2003 include Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Editorial expenses decreased $0.5 million, or 4.8%, from $10.9 million for the six months ended June 30, 2002 to $10.4 million for the six months ended June 30, 2003. The decrease in editorial expenses primarily resulted from realized savings in artwork and photos, salaries and related payroll taxes and employee benefit expenses and consulting and professional fees from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in contributing editor fees in our print publications and from an increase in Law.com editorial expenses of $0.2 million during the six months ended June 30, 2003, as compared to the same period in 2002. The results for the six months ended June 30, 2003 include

Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Production and distribution expenses decreased $0.7 million, or 5.6%, from $13.0 million for the six months ended June 30, 2002 to $12.3 million for the six months ended June 30, 2003. Production and distribution expenses decreased primarily from lower printing and related expenses resulting from reductions in print volume and lower printing costs, a decrease in salaries and related payroll taxes and employee benefits and other realized savings from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in Law.com production and distribution expenses of $0.3 million during the six months ended June 30, 2003 as compared to the same period in 2002. The results for the six months ended June 30, 2003 include Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Selling expenses increased $0.2 million or 1.3%, from $13.4 million for the six months ended June 30, 2002 to $13.6 million for the six months ended June 30, 2003. Law.com's selling expenses increased $1.1 million which includes expenses for the entire six month 2003 period while the results for the same period in 2002 includes expenses subsequent to the May 1, 2002 acquisition date of Law.com. This increase was partially offset by realized savings of $0.9 million from our cost containment and restructuring efforts initiated in 2002.

     General and administrative expenses decreased $0.9 million, or 5.0%, from $18.7 million for the six months ended June 30, 2002 to $17.8 million for the six months ended June 30, 2003. General and administrative expenses decreased $1.5 million in our print and ancillary businesses during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease resulted primarily from lower salary and related taxes and employee benefits, lower legal fees and a net reduction of our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance. These decreases were partially offset by higher management consulting and professional fees and an increase in other taxes in our print and ancillary businesses. In addition, Law.com general and administrative expenses increased $0.5 million during the six months ended June 30, 2003 as compared to the same period in 2002. The results for the six months ended June 30, 2003 include Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Depreciation, amortization and other charges remained flat at $8.4 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2003. Lower amortization expense was recorded during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to certain non-compete and other intangible assets being fully amortized by the end of 2002. This was partially offset by an increase in depreciation expense related to capital assets acquired with the acquisition of Law.com in the second quarter of 2002. Also, during the six months ended June 30, 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     Operating income. As a result of the above factors, our operating income increased $4.4 million from $2.2 million for the six months ended June 30, 2002 to $6.6 million for the six months ended June 30, 2003. In addition, EBITDA increased $4.4 million, or 42.0%, from $10.5 million for the six months ended June 30, 2002 to $14.9 million for the six months ended June 30, 2003.

     Interest expense. Total interest expense increased $0.8 million from $13.1 million for the six months ended June 30, 2002 to $13.9 million for the six months ended June 30, 2003. This increase was primarily due to an increase in the average carrying balance on our revolving credit facility with GECC and on our 12 1/4% Senior Discount Notes, higher average interest rate and increased amortization of deferred financing charge on our GECC revolving credit facility for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Partially offsetting these increases was a reduction of interest expense of $0.1 million related to a gain recorded on our outstanding interest rate swap in 2002.

     Income tax benefit. Income tax benefit decreased $1.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Income tax benefit for 2002 and 2003 reflects the tax effect of the pretax loss recognized for those periods.

     Net Loss. As a result of the above factors, our net loss declined $2.6 million from a loss of $8.1 million for the six months ended June 30, 2002 to $5.5 million for the six months ended June 30, 2003.

     Operating segments. Operating segments represent components of our business that are evaluated regularly by key chief operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the "Regional Newspapers"), national businesses (the "National Businesses") and our online business, Law.com ("Online"). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit ("Corporate") so as to not distort our other segments.

     For the six months ended June 30, 2003 and 2002 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

     The National Businesses are comprised of the following: The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division and our international operations.

     Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

     Corporate is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us, ALM and ALM Properties, Inc., one of our subsidiaries.

Regional Newspapers

     Revenues. Revenues for our Regional Newspapers decreased $0.1 million, from $44.2 million for the six months ended June 30, 2002 to $44.1 million for the six months ended June 30, 2003. Advertising revenues decreased $0.5 million, from $29.7 million for the six months ended June 30, 2002 to $29.2 million for the six months ended June 30, 2003. The decrease was due primarily to lower display advertising revenues of $0.6 million associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and also from a decrease of $0.5 million in classified advertising revenues. These decreases were partially offset by increases in legal notice and law firm advertising revenues, which increased $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Partially offsetting decreases in advertising revenues were increases in subscription and ancillary revenues.

     Operating expenses. Total operating expenses declined $1.8 million, or 5.9%, from $31.5 million for the six months ended June 30, 2002 to $29.7 million for the six months ended June 30, 2003. Cost of goods sold decreased primarily due to lower paper, printing, fulfillment and other production costs resulting from realized savings from our continued cost containment efforts. Also, salaries and related taxes and benefits decreased due to our restructuring efforts initiated in 2002. Selling costs decreased due to lower print and radio advertising expenses realized from continued cost containment efforts. Salary and payroll related taxes and benefits also declined due to restructuring efforts in 2002. Partially offsetting the decrease in selling expenses was an increase in direct mail efforts, due to our decision to invest in marketing during this time period. General and administrative expenses decreased primarily due to lower allocated corporate overhead expenses. This decrease was realized from corporate expense reductions from continued cost containment and also from restructuring efforts initiated in 2002. In addition, general and administrative expenses decreased due to lower salary and payroll related taxes and benefits expenses realized from restructuring and continued cost containment efforts initiated in 2002.

     Operating income. Our operating profit increased $1.7 million, from $12.7 million for the six months ended June 30, 2002 to $14.4 million for the six months ended June 30, 2003. EBITDA increased $1.7 million, or 13.0%, from $13.0 million for the six months ended June 30, 2002 to $14.7 million for the six months ended June 30, 2003.

National Businesses

     Revenues. Revenues for our National Businesses increased $0.8 million, or 4.0%, from $21.8 million for the six months ended June 30, 2002 to $22.6 million for the six months ended June 30, 2003. Advertising revenues for our National Businesses were $7.9 million for both the six months ended June 30, 2003 and 2002. Display advertising revenue decreased due to a decrease in advertising associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies. This decrease was offset by increases in law firm and directory advertising revenues. Subscription revenues increased $0.1 million. Ancillary revenues increased $0.7 million due primarily to higher reprint sales, higher book sales, increases in phone and web research revenue in our litigation services business and increased licensing revenue. This was partially offset by decreases in newsletter revenue and seminar and trade show revenue.

     Operating expenses. Operating expenses for our National Businesses declined $2.0 million, or 10.3%, from $19.3 million for the six months ended June 30, 2002 to $17.3 million for the six months ended June 30, 2003. Cost of goods sold decreased due primarily to lower printing and production costs resulting from our continued cost containment efforts. Also, salaries and related taxes and benefits expenses decreased due to our restructuring efforts initiated in 2002. These decreases were partially offset by increased contributing editor costs. Selling expenses decreased due to continued cost containment efforts realized, lower trade show expenses and expense reductions as our national sales force continues to allocate their time selling online products for Law.com. In addition, selling and general and administrative expenses decreased due to lower allocated corporate overhead expenses. This decrease resulted from corporate expense reductions realized from continued cost containment and also from restructuring efforts initiated in 2002.

     Operating profit. Our operating profit increased $2.7 million, or 102.7% from $2.6 million for the six months ended June 30, 2002 to $5.3 million for the six months ended June 30, 2003. EBITDA increased $2.7 million, or 103.8%, from $2.6 million for the six months ended June 30, 2002 to $5.3 million for the six months ended June 30, 2003.

Online

     Our online business consists primarily of Law.com, a provider of web content and seminars for the legal industry whose businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. Total revenues for Online for the six months ended June 30, 2003 totaled $2.3 million, or 3.4%, of our revenues. As we acquired Law.com in May 2002, we do not have comparable six month results for this segment. Operating expenses for Online totaled $5.5 million for the six months ended June 30, 2003. Included in operating expenses for the six months ended June 30, 2003 is a $1.5 million charge to depreciation, amortization and other charges to write-off certain leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. As a result, operating loss for Online was $3.2 million and EBITDA loss was $1.1 million for the six months ended June 30, 2003.

Corporate

     Operating expenses. Operating expenses for Corporate decreased $2.3 million from $12.3 million for the six months ended June 30, 2002 to $10.0 million for the six months ended June 30, 2003. These decreases were due primarily to lower salary and payroll related taxes and employee benefits and lower legal fees. Lower amortization expense was recorded during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 due to certain non-compete and other intangible assets being fully amortized by the end of 2002. Corporate depreciation expense decreased due to certain capital assets becoming fully depreciated in 2002. These decreases were partially offset by increases in management consulting and other professional fees and an increase in other taxes.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Overview. Revenues increased by $0.7 million, or 2.1%, from $34.4 million for the three months ended June 30, 2002 to $35.1 million for the three months ended June 30, 2003. Operating expenses decreased $1.2 million, or 3.7%, from $32.5 million for the three months ended June 30, 2002 to $31.3 million for the three months ended June 30, 2003. As a result, operating income increased $2.0 million from $1.9 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 30, 2003. EBITDA increased $2.9 million, or 49.6%, from $5.8 million for the three months ended June 30, 2002 to $8.7 million for the three months ended June 30, 2003. Net loss totaled $3.1 million for the three months ended June 30, 2002 as compared to a net loss of $1.9 million for the three months ended June 30, 2003.

     Revenues. Revenues increased by $0.7 million, or 2.1%, from $34.4 million for the three months ended June 30, 2002 to $35.1 million for the three months ended June 30, 2003. Revenue growth for the three months ended June 30, 2003 compared to the three months ended June 30,

2002 is due primarily from revenues recorded in our Law.com subsidiary of $1.1 million for the three months ended June 30, 2003 as compared to $0.8 million for the three months ended June 30, 2002. The results for the three months ended June 30, 2003 include revenue from Law.com for the entire period, while the results for the three months ended June 30, 2002 only include revenue subsequent to the May 1, 2002 acquisition date of Law.com. In addition, law firm and legal notice advertising revenues, subscription revenues in our print publications, royalty and licensing fees, trade show and seminar revenue, directory revenue and sales of reprints increased during the three months ended June 30, 2003 as compared to the same period in 2002. These increases were partially offset by decreases in display advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies, a decrease in classified advertising and a decrease in newsletter revenues.

     Advertising revenues decreased $0.2 million, or 1.0%, from $20.1 million for the three months ended June 30, 2002 to $19.9 million for the three months ended June 30, 2003. Advertising revenue declines were due to decreases in display advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and decreases in classified revenues for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. These decreases were partially offset by increases in law firm, legal notice and directory advertising revenue for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

     Subscription revenues increased $0.2 million, or 3.3%, from $6.0 million for the three months ended June 30, 2002 to $6.2 million for the three months ended June 30, 2003. The increase reflects both increased online and print subscription revenues resulting from increased marketing efforts.

     Revenues from ancillary products and services increased $0.7 million, or 8.5%, from $8.3 million for the three months ended June 30, 2002 to $9.0 million for the three months ended June 30, 2003. The increase in revenues resulted primarily from higher reprint sales, higher royalty and licensing fees and an increase in trade show and seminar revenue. These increases were partially offset by lower newsletter sales.

     Operating expenses. Operating expenses decreased $1.2 million, or 3.7%, from $32.5 million for the three months ended June 30, 2002 to $31.3 million for the three months ended June 30, 2003. Lower operating expenses during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 were primarily realized through lower general and administrative, production and distribution and editorial expenses resulting from realized savings from our cost containment and restructuring efforts initiated in 2002. These savings were partially offset by an increase of $0.3 million in Law.com selling expenses during the three months ended June 30, 2003, as compared to the same period in 2002. The results for the three months ended June 30, 2003 include Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Editorial expenses decreased $0.3 million, or 6.4%, from $5.5 million for the three months ended June 30, 2002 to $5.2 million for the three months ended June 30, 2003. The decrease in editorial expenses primarily resulted from realized savings in artwork and photos, salaries and related expenses and consulting and professional fees from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in contributing editor fees in our print publications.

     Production and distribution expenses decreased $0.5 million, or 8.2%, from $6.5 million for the three months ended June 30, 2002 to $6.0 million for the three months ended June 30, 2003. Production and distribution expenses decreased primarily from lower printing and related expenses resulting from reductions in print volume and lower printing costs, lower book production costs, a decrease in salaries and related payroll taxes and employee benefits and other realized savings from our cost containment and also from restructuring efforts initiated in 2002.

     Selling expenses increased $0.2 million or 2.3%, from $6.6 million for the three months ended June 30, 2002 to $6.8 million for the three months ended June 30, 2003. Selling expenses increased primarily due to an increase in Law.com selling expenses of $0.3 million, during the three months ended June 30, 2003, as compared to the same period in 2002. The results for the three months ended June 30, 2003 include Law.com's expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com. This increase was partially offset by realized savings from our cost containment and also from restructuring efforts initiated in 2002.

     General and administrative expenses decreased $1.3 million, or 13.4%, from $9.8 million for the three months ended June 30, 2002 to $8.5 million for the three months ended June 30, 2003. This decrease resulted from lower legal fees and a net reduction of our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance. These decreases were partially offset by increased management consulting and other professional fees and an increase in other taxes in our print and ancillary businesses.

     Depreciation, amortization and other charges increased $0.9 million, or 20.6%, from $4.0 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003. Depreciation expense increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 related to capital assets acquired with the acquisition of Law.com in the second quarter of 2002. During the three months ended June 30, 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com. In addition, partially offsetting these increases was lower amortization expense recorded during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to certain non-compete and other intangible assets being fully amortized in 2002.

     Operating income. As a result of the above factors, our operating income increased $2.0 million from $1.9 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 30, 2003. In addition, EBITDA increased $2.9 million, or 49.6%, from $5.8 million for the three months ended June 30, 2002 to $8.7 million for the three months ended June 30, 2003.

     Interest expense. Total interest expense decreased $0.2 million from $7.1 million for the three months ended June 30, 2002 to $6.9 million for the three months ended June 30, 2003. For the three months ended June 30, 2002, we recorded an additional interest expense of $0.4 million related to our outstanding interest rate swap with no like expense recorded during the three months ended June 30, 2003. Partially offsetting this decrease was higher average carrying balances on our GECC Facility and on our 12 1/4% Senior Discount Notes, higher average interest rates and increased amortization of a deferred financing on our GECC Facility in 2003, resulted in a higher interest expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

     Other loss. Other loss decreased $0.1 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. This decrease was due to the write-off of the remaining unamortized deferred financing costs resulting from the payoff of our old revolving line of credit with no like costs for the three months ended June 30, 2003.

     Income tax benefit. Income tax benefit decreased $1.1 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Income tax benefit for 2002 and 2003 reflects the tax effect of the pretax loss recognized for those periods.

     Net Loss. As a result of the above factors, our net loss declined $1.2 million from a loss of $3.1 million for the three months ended June 30, 2002 to $1.9 million for the three months ended June 30, 2003.

     Operating segments. Operating segments represent components of our business that are evaluated regularly by key chief operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the "Regional Newspapers"), national businesses (the "National Businesses") and our online business, Law.com ("Online"). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit ("Corporate") so as to not distort our other segments.

     For the three months ended June 30, 2003 and 2002 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

     The National Businesses are comprised of the following: The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division and our international operations.

     Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

     Corporate is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us, ALM and ALM Properties, Inc., one of our subsidiaries.

Regional Newspapers

     Revenues. Revenues for our Regional Newspapers decreased $0.5 million, or 2.4%, from $22.4 million for the three months ended June 30, 2002 to $21.9 million for the three months ended June 30, 2003. Advertising revenues decreased $0.6 million, from $15.2 million for the three months ended June 30, 2002 to $14.6 million for the three months ended June 30, 2003. The decrease was due primarily to lower display advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and from a decrease in classified advertising revenues. These decreases were partially offset by an increase in legal notice advertising revenues of $0.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Subscription and royalty revenue increases for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 were offset by lower book, seminar and trade show and web and phone research revenues.

     Operating expenses. Total operating expenses declined $1.0 million, or 6.6%, from $15.2 million for the three months ended June 30, 2002 to $14.2 million for the three months ended June 30, 2003. Cost of goods sold decreased due primarily to lower printing, fulfillment, postage and freight, other production costs and lower professional fees and selling costs decreased due to lower print and radio advertising and travel expenses resulting from realized savings from our continued cost containment efforts. Partially offsetting the decrease in selling expenses was an increase in direct mail efforts, due to our decision to invest in marketing during this time period. General and administrative expenses decreased primarily due to lower allocated corporate overhead expenses. In addition, we realized savings in salary and payroll related taxes and benefits expenses from restructuring and continued cost containment efforts initiated in 2002.

     Operating income. Our operating profit increased $0.5 million; from $7.1 million for the three months ended June 30, 2002 to $7.6 million for the three months ended June 30, 2003. EBITDA increased $0.4 million, or 6.0%, from $7.4 million for the three months ended June 30, 2002 to $7.8 million for the three months ended June 30, 2003.

National Businesses

     Revenues. Revenues for our National Businesses increased $1.0 million, or 8.7%, from $11.2 million for the three months ended June 30, 2002 to $12.2 million for the three months ended June 30, 2003. Revenue from our ancillary products increased $0.7 million due primarily to higher reprint sales, higher book sales, increases in phone and web research revenue in our litigation services business, increases in seminar and trade shows and increased licensing fees. Advertising revenues for our National Businesses increased $0.2 million from $4.4 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. Advertising revenue increased due to higher law firm and directory advertising revenue. These increases were partially offset by a decrease in advertising associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and by decreases in newsletter revenue.

     Operating expenses. Operating expenses for our National Businesses declined $0.5 million, or 4.9%, from $9.4 million for the three months ended June 30, 2002 to $8.9 million for the three months ended June 30, 2003. Cost of goods sold decreased due primarily to lower printing, production and professional fees resulting from our continued cost containment efforts. Also, salaries and payroll related taxes and benefits expense decreased due to our restructuring efforts initiated in 2002. These decreases were partially offset by increased contributing editor costs and subscription postage. Selling expenses decreased due to continued cost containment efforts realized, lower trade show expenses and expense reductions as our national sales force continues to allocate their time selling online products for Law.com. In addition, selling and general and administrative expenses decreased due to lower allocated corporate overhead expenses. This decrease resulted from corporate expense reductions realized from continued cost containment and also from restructuring efforts initiated in 2002.

     Operating profit. Our operating profit increased $1.5 million, or 78.5%, from $1.8 million for the three months ended June 30, 2002 to $3.3 million for the three months ended June 30, 2003. EBITDA increased $1.4 million, or 78.4%, from $1.8 million for the three months ended June 30, 2002 to $3.2 million for the three months ended June 30, 2003.

Online

     Our online business consists primarily of Law.com, a provider of web content and seminars for the legal industry whose businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. Total revenues for Online, for the three months ended June 30, 2003 totaled $1.1 million, or 3.1%, of our revenues. As we acquired Law.com in May 2002, we do not have comparable quarterly results for this segment. Included in operating expenses for the three months ended June 30, 2003 is a $1.5 million charge to depreciation, amortization and other charges to write-off certain leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. Operating expenses for Online totaled $3.5 million for the three months ended June 30, 2003. As a result, operating loss for Online was $2.4 million and EBITDA loss was $0.6 million for the three months ended June 30, 2003.

Corporate

     Operating expenses. Operating expenses for Corporate decreased $1.6 million from $6.2 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. These decreases were due primarily to lower salary and payroll related taxes and employee benefits and lower legal fees. Lower amortization expense was recorded during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 due to certain non-compete and other intangible assets being fully amortized by the end of 2002. Corporate depreciation expense decreased due to certain capital assets becoming fully depreciated in 2002. These decreases were partially offset by increases in other taxes, rent expense and lower allocated corporate expenses due to corporate expense reductions from continued cost containment.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities. Net cash provided by operating activities totaled $4.4 million for the six months ended June 30, 2003, which primarily reflects depreciation, amortization and other charges of $8.4 million, accretion of interest on Senior Discount Notes of $4.2 million, a decrease in accounts receivable of $0.7, the amortization of non-cash interest of $0.6 million and an increase in other current assets of $0.3 million. This was partially offset by a net loss of $5.5 million, a decrease in deferred income tax of $1.9 million, a decrease in accounts payable and accrued expenses of $1.4 million and a decrease in deferred income of $1.1 million.

     Net cash used in investing activities. Net cash used in investing activities was $1.6 million for the six months ended June 30, 2003, resulting from capital expenditures of $1.2 million and deferred payments from acquisitions made in 2001 and 2002.

     Capital expenditures totaled $1.2 million for the six months ended June 30, 2003 compared to capital expenditures of $1.5 million for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2003 included costs of $1.1 million attributed to hardware and software upgrades, database development and implementation of a disaster recovery system and $0.1 million attributed to leasehold improvements throughout the regions. Capital expenditures for 2002 primarily resulted from database development, enhancements to existing computer systems and facilities and equipment modernization.

     Net cash used in financing activities. Net cash used in financing activities totaled $1.4 million for the six months ended June 30, 2003, which reflects a net paydown on our GECC Facility.

     Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $30.9 million outstanding as of June 30, 2003 and accrues interest. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of 9.75% senior notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

     Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA, are provided below. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner.

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------     ------------------------
                                                  2003            2002            2003           2002
                                               ----------     -----------      ----------     ---------
GAAP net loss..............................    $   (1,934)    $    (3,105)     $   (5,483)    $  (8,108)
Adjustments to arrive at operating
income:
Benefit for income tax.....................        (1,102)         (2,171)         (1,921)       (2,933)
Other loss.................................            --             150              --           145
Interest expense...........................         6,894           7,072          13,930        13,101
                                               ----------     -----------      ----------     ---------
Operating income...........................         3,858           1,946           6,526         2,205
Adjustments to arrive at EBITDA:
Depreciation, amortization
  and other charges........................         4,885           4,049           8,393         8,449
Other loss.................................            --            (150)             --          (145)
                                               ----------     -----------      ----------     ---------
EBITDA.....................................    $    8,743     $     5,845      $   14,919     $  10,509
                                               ==========     ===========      ==========     =========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See footnote 3 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN LAWYER MEDIA HOLDINGS, INC.

                   August 12, 2003             /s/ WILLIAM L. POLLAK
                                      ------------------------------------------
                                                    William L. Pollak
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                   August 12, 2003             /s/ STEPHEN C. JACOBS
                                      ------------------------------------------
                                                    Stephen C. Jacobs
                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER