Form 10-Q
period 2003-09-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2003-11-10
CIK 1059496

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2003, there were 1,320,330 shares of the registrant’s common stock, $.01 par value, outstanding, the majority of which was held by U.S. Equity Partners, L.P. and its affiliates.

EXPLANATORY NOTE

     The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not currently an “issuer” within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company’s 12 1/4% Senior Discount Notes.

AMERICAN LAWYER MEDIA HOLDINGS, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Lawyer Media Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,462	$824
Accounts receivable, net of allowance for doubtful accounts and returns of $2,174 and $2,589, respectively	14,374	15,801
Deferred tax assets, net	5,148	5,148
Inventories, net	614	621
Other current assets	3,037	2,537

Total current assets	25,635	24,931
Property, plant and equipment, net of accumulated depreciation and amortization of $23,729 and $20,662, respectively	8,427	11,417
Intangible assets, net of accumulated amortization of $64,116 and $57,952, respectively	113,775	119,939
Goodwill, net	145,540	145,540
Deferred financing costs, net of accumulated amortization of $5,505 and $4,623, respectively	4,919	5,801
Other assets	5,404	5,415

Total assets	$303,700	$313,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,991	$3,899
Accrued expenses	14,148	14,894
Accrued interest payable	5,084	1,246
Deferred income (including deferred subscription income of $17,807 and $17,134, respectively)	21,217	22,170
Other current liabilities	—	378

Total current liabilities	45,440	42,587

Long-term debt:
Revolving credit facility	24,900	32,300
Senior notes	175,000	175,000
Senior discount notes	69,550	63,275

Total long-term debt	269,450	270,575
Deferred income taxes, net	282	3,999
Other noncurrent liabilities	6,521	7,049

Total liabilities	321,693	324,210

Stockholders’ deficit:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,320,330 issued and outstanding at September 30, 2003 and December 31, 2002	13	13
Paid-in-capital	116,488	116,488
Accumulated deficit	(133,013)	(126,146)
Accumulated other comprehensive loss	(1,481)	(1,522)

Total stockholders’ deficit	(17,993)	(11,167)

Total liabilities and stockholders’ deficit	$303,700	$313,043

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media Holdings, Inc.
Consolidated Statements of Operations
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

REVENUES:
Periodicals:
Advertising	$56,923	$56,774
Subscription	18,492	17,738
Ancillary products and services	25,523	23,883

Total revenues	100,938	98,395

OPERATING EXPENSES:
Editorial	15,643	16,181
Production and distribution	18,070	19,208
Selling	20,330	19,756
General and administrative	25,306	25,801
Depreciation, amortization and other charges	11,189	12,570

Total operating expenses	90,538	93,516

Operating income	10,400	4,879
Interest expense	(20,977)	(19,615)
Other loss	—	782

Loss before income taxes	(10,577)	(13,954)
Benefit for income taxes	3,710	5,198

Net loss	$(6,867)	$(8,756)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media Holdings, Inc.
Consolidated Statements of Operations
(In thousands)
(unaudited)

	For the Three Months Ended
	September 30,

	2003	2002

REVENUES:
Periodicals:
Advertising	$18,457	$18,634
Subscription	6,264	6,194
Ancillary products and services	7,177	6,782

Total revenues	31,898	31,610

OPERATING EXPENSES:
Editorial	5,242	5,253
Production and distribution	5,778	6,191
Selling	6,741	6,343
General and administrative	7,467	7,029
Depreciation, amortization and other charges	2,796	4,121

Total operating expenses	28,024	28,937

Operating income	3,874	2,673
Interest expense	(7,047)	(6,514)
Other income	—	928

Loss before income taxes	(3,173)	(2,913)
Benefit for income taxes	1,789	2,265

Net loss	$(1,384)	$(648)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media Holdings, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		Other
		Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Loss	Total

	Common Stock

Balance at December 31, 2002	1,320,330	$13	$116,488	$(126,146)	$(1,522)	$(11,167)
Net (loss)	—	—	—	(6,867)	—	(6,867)
Unrealized gain on equity securities available for sale	—	—	—	—	41	41

Total comprehensive loss	—	—	—	—	—	(6,826)

Balance at September 30, 2003	1,320,330	$13	$116,488	$(133,013)	$(1,481)	$(17,993)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,867)	$(8,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other charges	11,189	12,570
Deferred income tax	(3,710)	(5,200)
Non-cash interest	882	833
Financing loss from termination of revolving line of credit	—	155
Accretion of interest on senior discount notes	6,275	5,294
Decrease (increase) in:
Accounts receivable, net	1,427	2,494
Inventories	8	137
Other current assets	(499)	(238)
Other assets	(57)	(151)
Increase (decrease) in:
Accounts payable	1,092	(1,264)
Accrued expenses	(748)	(4,783)
Accrued interest payable	3,838	4,350
Deferred income	(953)	(1,787)
Other noncurrent liabilities	(426)	(1,410)

Net cash provided by operating activities	11,451	2,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,036)	(2,452)
Deferred purchase price from purchase of business	(377)	(529)

Net cash used in investing activities	(2,413)	(2,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payment) advances under revolving credit facility	(7,400)	1,200
Payment of deferred finance costs	—	(1,408)

Net cash used in financing activities	(7,400)	(208)

Net increase (decrease) in cash	1,638	(945)

CASH, beginning of period	824	2,377

CASH, end of period	$2,462	$1,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$7	$13

Interest	$9,988	$8,349

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2003
(unaudited)

1. ORGANIZATION & OPERATIONS

     American Lawyer Media Holdings, Inc. (“we,” “us,” “our,” or the “Company”) is the parent company of American Lawyer Media, Inc. (“ALM”). We publish national and regional legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. Our operations are based in New York with regional offices in eight states, the District of Columbia and London, England.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of American Lawyer Media, Inc. and our wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as “we,” “us,” “our,” or the “Company”. Intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

     Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents (“Legal Ad Agents”), generally limited due to the large number of customers comprising our customer base. Receivables from Legal Ad Agents aggregated $0.9 million as of September 30, 2003. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

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

     Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income, income from a daily fax service of court decisions and research and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service and research revenue is recognized upon fulfillment of orders.

     Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our website. Display and classified advertising revenue is recognized upon the release of an advertisement on the website. Directory listing revenue is recognized on a pro-rata basis over the life of the directory listing, generally one year.

Deferred Subscription Income

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,299,000 and $2,073,000 are included in accounts receivable in the accompanying consolidated September 30, 2003 and December 31, 2002 balance sheets, respectively.

Advertising and Promotional Expenditures

     Advertising and promotional expenditures totaled approximately $1,625,000 and $1,408,000 for the three months ended September 30, 2003 and 2002, respectively, and $4,976,000 and $4,715,000 for the nine months ended September 30, 2003 and 2002, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

     Cash on our consolidated balance sheet at September 30, 2003 and December 31, 2002 includes $12,000 and $139,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

     In 2002, we decided to change our inventory practice for our book division. With this change we are migrating from carrying our books in inventory to print on demand at the time of sale. As a result, we have identified inventory totaling $1.0 million that will be destroyed in 2003, of which $0.9 million has been destroyed as of September 30, 2003. At September 30, 2003, the remaining inventory identified for destruction has been fully written off.

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

     In June 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. on May 1, 2002.

Goodwill

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards Statement (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

     Based on the results of our annual goodwill impairment test in the fourth quarter of 2002, it was determined that there was an impairment of the goodwill and intangible assets associated solely with the acquisition of Law.com. The write-down of these assets recognized the value based on the current economic conditions and the future cash projection of this segment of the business. As a result of this review, we recorded impairment for our goodwill and trademark intangibles in the fourth quarter of 2002 of $19.5 million, all of which was generated from our acquisition of Law.com. The impairment totaled $18.9 million for goodwill and $0.6 million for trademark intangibles.

Intangible Assets

     Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, an

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets deemed to have a finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

Accounting for Long-Lived Assets

     We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis during our fourth quarter period or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under FAS No. 142 and all other long-lived assets are tested for impairment under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the straight-line method.

Reclassifications

     Certain amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46 but do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement and still existing at July 1, 2003. Restatement is not permitted. The adoption of SFAS No. 150 had no impact on our consolidated financial position or results of operations.

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

     Pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock option plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

     The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported net loss	$(1,384)	$(648)	$(6,867)	$(8,756)
Stock-based employee compensation expense determined under the fair value method	(119)	(84)	(465)	(331)

Pro forma net loss	$(1,503)	$(732)	$(7,332)	$(9,087)

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

3. DEBT

     In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12 1/4% Senior Discount Notes due 2008 (the “Discount Notes”), at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest would have been payable semi-annually until maturity each June 15 and December 15 if not for the waiver and consent entered into described in the next paragraph. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness, by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

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

     On December 22, 1997, we issued $175.0 million aggregate principal amount of 9 3/4% Senior Notes (the “Notes”) due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM’s existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors’ full and unconditional guarantee of the Notes and ALM’s determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7.2 million, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of September 30, 2003, Bruce Wasserstein and certain affiliates own approximately 4% of the Notes issued by us.

     On May 1, 2002, we, The New York Law Publishing Company (“NYLP”) and ALM entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance (“GECC”) and the lenders signatory thereto under which GECC has provided our operating subsidiary, NYLP, with

3. DEBT (continued)

a $40 million revolving credit facility (the “GECC Facility”). The GECC Facility replaces our prior revolving credit facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, ALM and all of our domestic subsidiaries, and are secured by all of the personal property assets of us, ALM and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate (“LIBOR”) plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

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

     At September 30, 2003, the amount outstanding under the GECC Facility was $24.9 million. The available balance under the unused commitment is reduced by any letters of credit outstanding which totaled $13.0 million at September 30, 2003. A 10% increase in the average interest rate of borrowing under the GECC Facility during the nine months ended September 30, 2003 would have increased our net loss to approximately $7.0 million.

4. RESTRUCTURING CHARGE

     During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income. As of September 30, 2003, approximately $0.3 million, representing the unpaid charges, is included in accrued expenses.

     The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at December 31, 2002	$1,068
Less: Payments during the nine months ended September 30, 2003	(746)

Unpaid restructuring charge accrual at September 30, 2003	$322

5. ACQUISITION OF LAW.COM

     Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation, (“Law.com”), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share valued at approximately $20 million. We and Law.com share substantially all of the same common stockholders, however, were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of our equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since acquisition.

     After completion of our acquisition of Law.com, we contributed all of the outstanding shares of common stock of Law.com to ALM as a capital contribution. Law.com operates as ALM’s subsidiary.

     The pro forma unaudited consolidated results of operation for the three and six months ended September 30, 2002, assuming consummation of the acquisition as of the beginning of the respective period, is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Revenue	$31,610	$100,150

Net Loss	$(648)	$(11,692)

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

     The National Businesses are comprised of the following businesses: our magazine group, which includes The American Lawyer and nine other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division and our international operations.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2003			September 30, 2003

	Regional	National		Regional	National
	Newspapers	Businesses	Online	Newspapers	Businesses	Online

Total net revenue	$20,214	$10,539	$1,146	$64,294	$33,180	$3,464

Segment operating income (loss)	$6,252	$1,625	$(407)	$20,987	$6,972	$(1,521)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002

	Regional	National		Regional	National
	Newspapers	Businesses	Online	Newspapers	Businesses	Online

Total net revenue	$20,987	$9,535	$1,088	$65,186	$31,301	$1,908

Segment operating income (loss)	$6,817	$1,030	$(776)	$19,862	$3,668	$(1,291)

6. SEGMENT INFORMATION (continued)

     A reconciliation of combined segment profit to consolidated net loss is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total segment operating income	$7,470	$7,071	$26,438	$22,239
Unallocated amounts:
Corporate expenses	(3,596)	(4,398)	(16,038)	(17,360)
Interest expense	(7,047)	(6,514)	(20,977)	(19,615)
Other income	—	928	—	782
Benefit for income taxes	1,789	2,265	3,710	5,198

Net loss	$(1,384)	$(648)	$(6,867)	$(8,756)

7. SUBSEQUENT EVENTS

     Effective January 1, 2004, Mr. Eric Lundberg will become Chief Financial Officer. Mr. Lundberg has been our Vice President — Finance since 2001. Mr. Lundberg will replace Stephen Jacobs, who will leave us at the end of the year to pursue other business interests.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our historical consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q.

     Any statements in this quarterly report concerning our business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in the levels of advertising revenues, changes and delays in new product introductions, customer acceptance of new products and general economic conditions, as well as other risks detailed in our filings with the Securities and Exchange Commission.

     Overview

     The following discussion compares our financial results for the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

     Effective May 1, 2002, we acquired Law.com, Inc., a Delaware corporation (“Law.com”), and a provider of web content and seminars for the legal industry. Prior to the acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. We acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of our common stock, par value $0.01 per share. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel and legal technology professionals.

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

     In June 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

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

     All references in this MD&A to EBITDA are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 28.

     The following table presents the results of operations (in thousands) for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Operating Data:	2003	2002	2003	2002

Revenues:
Periodicals:
Advertising	$18,457	$18,634	$56,923	$56,774
Subscription	6,264	6,194	18,492	17,738
Ancillary products and services	7,177	6,782	25,523	23,883

Total revenues	31,898	31,610	100,938	98,395

Operating expenses:
Editorial	5,242	5,253	15,643	16,181
Production and distribution	5,778	6,191	18,070	19,208
Selling	6,741	6,343	20,330	19,756
General and administrative	7,467	7,029	25,306	25,801
Depreciation, amortization and other charges	2,796	4,121	11,189	12,570

Total operating expenses	28,024	28,937	90,538	93,516

Operating income	3,874	2,673	10,400	4,879
Interest expense	(7,047)	(6,514)	(20,977)	(19,615)
Other income	—	928	—	782

Loss before income tax	(3,173)	(2,913)	(10,577)	(13,954)
Benefit for income tax	1,789	2,265	3,710	5,198

Net loss	$(1,384)	$(648)	$(6,867)	$(8,756)

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Overview. Revenues increased by $2.5 million, or 2.6%, from $98.4 million for the nine months ended September 30, 2002 to $100.9 million for the nine months ended September 30, 2003. Operating expenses decreased $3.0 million, or 3.2%, from $93.5 million for the nine months ended September 30, 2002 to $90.5 million for the nine months ended September 30, 2003. As a result, operating income increased $5.5 million, from $4.9 million for the nine months ended September 30, 2002 to $10.4 million for the nine months ended September 30, 2003. EBITDA increased $3.4 million, or 18.4%, from $18.2 million for the nine months ended September 30, 2002 to $21.6 million for the nine months ended September 30, 2003. Net loss totaled $6.9 million for the nine months ended September 30, 2003 as compared to a net loss of $8.8 million for the nine months ended September 30, 2002.

     Revenues. Revenues increased by $2.5 million, or 2.6%, from $98.4 million for the nine months ended September 30, 2002 to $100.9 million for the nine months ended September 30, 2003. Revenue growth for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 reflects revenues recorded in our Law.com subsidiary of $3.4 million as compared to $1.9 million for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2003 include revenue from Law.com for the entire period, while the results for the nine months ended September 30, 2002 only include revenue subsequent to the May 1, 2002 acquisition date of Law.com. In addition, in our print publications, law firm, legal notice and directory advertising revenues increased during the nine months ended September 30, 2003. Print subscription revenues, book revenue, royalty and licensing fees and sales of reprints also increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These increases were partially offset by decreases in advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies along with a decrease in classified advertising and a decrease in newsletter revenues.

     Advertising revenues increased $0.1 million, from $56.8 million for the nine months ended September 30, 2002 to $56.9 million for the nine months ended September 30, 2003. Higher revenues were recorded in display, law firm, legal notice and directory advertising of $0.7 million, $0.6 million, $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in the above mentioned categories resulted primarily from increased volume in certain of our print publications along with higher revenues in Law.com. The results for nine months ended September 30, 2003 include Law.com revenue for the entire period, while the results for the nine months ended September 30, 2003 only include revenue subsequent to the May 1, 2002 Law.com acquisition date. These increases were partially offset by $1.0 million of advertising revenues recorded in the nine months ended September 30, 2002 associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies with no like revenue recorded during the same period in 2003. In addition, classified advertising revenues showed year over year declines of $0.7 million in attorney related help wanted advertising as our publications continue to reflect the fact that law firms have still not begun to increase their volume of recruitment classified advertising.

     Subscription revenues increased $0.8 million, or 4.2%, from $17.7 million for the nine months ended September 30, 2002 to $18.5 million for the nine months ended September 30, 2003. The increase primarily reflects increased online subscription revenues of $0.4 million resulting from our acquisition of Law.com, as well as an increase in subscription revenue in our print publications of $0.4 million resulting from increased marketing efforts.

     Revenues from ancillary products and services increased $1.6 million, or 6.9%, from $23.9 million for the nine months ended September 30, 2002 to $25.5 million for the nine months ended September 30, 2003. The increase in revenues resulted primarily from higher reprint sales, royalty and licensing fees, book sales and phone and web research revenue. These increases were partially offset by lower newsletter sales and a decrease in trade show and seminar revenue. Ancillary revenue growth resulted as we increased our sales force and included new products in our royalty licensing contracts and database for phone and web searches. In addition, book sales grew as we increased our direct marketing efforts.

     Operating expenses. Operating expenses decreased $3.0 million, or 3.2%, from $93.5 million for the nine months ended September 30, 2002 to $90.5 million for the nine months ended September 30, 2003. Lower operating expenses during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 were primarily realized through lower production and distribution expenses, editorial expenses and general and administrative expenses resulting from realized savings from our cost containment and restructuring efforts initiated in 2002, as well as a decrease in depreciation and amortization expense. These savings were partially offset by an increase in selling expenses of $0.6 million, primarily attributable to Law.com. The results for the nine months ended September 30, 2003 include Law.com’s expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com.

     Editorial expenses decreased $0.6 million, or 3.3%, from $16.2 million for the nine months ended September 30, 2002 to $15.6 million for the nine months ended September 30, 2003. The decrease in editorial expenses primarily resulted from realized savings in artwork and photos, salaries and related taxes and employee benefits and consulting and professional fees from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in contributing editor fees in our print publications and from an increase in Law.com editorial expenses of $0.1 million.

     Production and distribution expenses decreased $1.1 million, or 5.9%, from $19.2 million for the nine months ended September 30, 2002 to $18.1 million for the nine months ended September 30, 2003. Production and distribution expenses decreased primarily from lower paper, printing, fulfillment and other production costs, a decrease in salaries and related taxes and employee benefits and other realized savings from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in Law.com production and distribution expenses of $0.2 million during the nine months ended September 30, 2003 as compared to the same period in 2002. The results for the nine months ended September 30, 2003 include Law.com’s expenses for the entire period, while the results for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date of Law.com. In addition, book production costs increased primarily attributable to an increase in the volume of book sales.

     Selling expenses increased $0.5 million, or 2.9%, from $19.8 million for the nine months ended September 30, 2002 to $20.3 million for the nine months ended September 30, 2003. Law.com’s selling expenses increased $1.2 million, which includes expenses for the entire nine month period ending September 30, 2003 while the results for the same period in 2002 includes expenses subsequent to May 1, 2002 acquisition date of Law.com. In addition, our print publications had increases in direct mail costs and in salaries and related taxes and employee benefits. This increase was partially offset by expense reductions as our national sales force shifted and increased their efforts in selling online products for Law.com.

     General and administrative expenses decreased $0.5 million, or 1.9%, from $25.8 million for the nine months ended September 30, 2002 to $25.3 million for the nine months ended September 30, 2003. This decrease resulted primarily from lower salary and related taxes and employee benefits, lower legal fees and a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance and other realized savings from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by higher management consulting and professional fees and an increase in other taxes.

     Depreciation, amortization and other charges decreased $1.4 million, or 11.0%, from $12.6 million for the nine months ended September 30, 2002 to $11.2 million for the nine months ended September 30, 2003. This decrease resulted primarily from lower amortization and depreciation expense recorded during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2002. This was partially offset by an adjustment to write-off $1.5 million as a component of depreciation, amortization and other charges, of leasehold improvements and furniture related to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     Other income. Other income totaled $0.8 million for the nine months ended September 30, 2002, with no like items recorded during the nine months ended September 30, 2003. During the third quarter of 2002, we amended an existing advertising agreement, which limited our advertising obligation to advertisements already placed in our publications prior to the amendment. In exchange for the future advertising, we had previously received an equity interest in the advertiser. This equity interest was written off as other loss in 2001. As a result, with the elimination of any future obligation to this advertiser, we recorded in other income $0.9 million, equal to the amount of the reduction in advertising obligation. Partially offsetting this income was a loss of $0.1 million, recorded in the second quarter of 2002, for the write-off of the remaining unamortized deferred financing costs resulting from the payoff of our old revolving line of credit.

     Operating income. As a result of the above factors, our operating income increased $5.5 million, from $4.9 million for the nine months ended September 30, 2002 to $10.4 million for the nine months ended September 30, 2003. In addition, EBITDA increased $3.4 million, or 18.4%, from $18.2 million for the nine months ended September 30, 2002 to $21.6 million for the nine months ended September 30, 2003.

     Interest expense. Total interest expense increased $1.4 million, from $19.6 million for the nine months ended September 30, 2002 to $21.0 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in the average carrying balance on our revolving credit facility with GECC, a higher average interest rate and increased amortization of the deferred financing charge on our GECC revolving credit facility for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Partially offsetting these increases was a reduction of interest expense of $0.4 million related to a gain recorded on our outstanding interest rate swap in 2002.

     Income tax benefit. Income tax benefit decreased $1.5 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Income tax benefit for 2002 and 2003 reflects the tax effect of the pretax loss recognized for those periods.

     Net loss. As a result of the above factors, our net loss narrowed $1.9 million, from a net loss of $8.8 million for the nine months ended September 30, 2002 to $6.9 million for the nine months ended September 30, 2003.

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

     For the nine months ended September 30, 2003 and 2002 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

     The National Businesses are comprised of the following: The American Lawyer and nine other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars;

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

Regional Newspapers

     Revenues. Revenues for our Regional Newspapers decreased $0.9 million, from $65.2 million for the nine months ended September 30, 2002 to $64.3 million for the nine months ended September 30, 2003. Advertising revenues decreased $1.3 million, from $43.5 million for the nine months ended September 30, 2002 to $42.2 million for the nine months ended September 30, 2003. The decrease was due primarily to lower classified advertising revenues of $1.0 million primarily in attorney related help wanted advertising as our publications continue to experience the effects of a weak economy. In addition, display advertising revenue decreased $0.7 million associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies. These decreases were partially offset by increases in legal notice advertising revenues of $0.4 million, subscription revenues of $0.2 million and royalty and licensing fees of $0.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     Operating expenses. Total operating expenses declined $2.1 million, or 4.6%, from $45.9 million for the nine months ended September 30, 2002 to $43.8 million for the nine months ended September 30, 2003. Cost of goods sold decreased primarily due to lower paper, printing, fulfillment and other production costs resulting from realized savings from our continued cost containment efforts. Selling costs decreased due to lower print and radio advertising expenses as we shift our strategy to invest greater resources in direct mail efforts during 2003. Salary and related taxes and employee benefits also declined due to restructuring efforts in 2002. General and administrative expenses decreased primarily due to lower allocated corporate overhead expenses. This decrease was realized from corporate expense reductions resulting from continued cost containment and also from restructuring efforts initiated in 2002.

     Operating income. Our operating profit increased $1.2 million, from $19.3 million for the nine months ended September 30, 2002 to $20.5 million for the nine months ended September 30, 2003. EBITDA increased $1.1 million, or 5.7%, from $19.9 million for the nine months ended September 30, 2002 to $21.0 million for the nine months ended September 30, 2003.

National Businesses

     Revenues. Revenues for our National Businesses increased $1.9 million, or 6.0%, from $31.3 million for the nine months ended September 30, 2002 to $33.2 million for the nine months ended September 30, 2003. Advertising revenues for our National Businesses increased $0.6 million, from $12.0 million for the nine months ended September 30, 2002 to $12.6 million for the nine months ended September 30, 2003. Display advertising revenue decreased due primarily to advertising associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies. This decrease was offset by increases in law firm and directory advertising revenues as well as subscription revenues. In addition, ancillary revenues increased $1.2 million due primarily to higher reprint sales, higher book sales, increases in phone and web research revenue in our litigation services business and increased licensing revenue. This was partially offset by decreases in newsletter revenue and seminar and trade show revenue.

     Operating expenses. Operating expenses for our National Businesses declined $1.4 million, or 5.2%, from $27.6 million for the nine months ended September 30, 2002 to $26.2 million for the nine months ended September 30, 2003. Cost of goods sold decreased due primarily to lower printing and production costs resulting from our continued cost containment efforts. Also, salaries and related taxes and employee benefits decreased due to our restructuring efforts initiated in 2002 along with decreases in outside services, professional fees and lower bad debt expense. Selling expenses decreased due to continued cost containment efforts realized and expense reductions as our national sales force shifted and increased their efforts in selling online products for Law.com. In addition, selling expenses decreased due to lower allocated corporate overhead expenses. This decrease resulted from corporate expense reductions realized from continued cost containment and also from restructuring efforts initiated in 2002. These decreases were partially offset by increases in direct mail efforts, due to our decision to invest additional resources in marketing in 2003 and due to increases in contributing editor and research expenses.

     Operating profit. Our operating profit increased $3.3 million, or 89.2%, from $3.7 million for the nine months ended September 30, 2002 to $7.0 million for the nine months ended September 30, 2003. EBITDA increased $3.3 million, or 90.1%, from $3.7 million for the nine months ended September 30, 2002 to $7.0 million for the nine months ended September 30, 2003.

Online

     Our online business consists primarily of Law.com, a provider of web content and seminars for the legal industry whose businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel and legal technology professionals. Total revenues for Online for the nine months ended September 30, 2003 totaled $3.5 million, or 3.4%, of our revenues. As we acquired Law.com in May 2002, we do not have comparable nine month results for this segment. Operating expenses for Online totaled $7.2 million for the nine months ended September 30, 2003. As a result, the operating loss for Online was $3.7 million and EBITDA loss was $1.5 million for the nine months ended September 30, 2003. Included in operating expenses for the nine months ended September 30, 2003 is a $1.5 million charge to depreciation, amortization and other charges to write-off leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc.

Corporate

     Operating expenses. Operating expenses for Corporate decreased $2.9 million, from $16.1 million for the nine months ended September 30, 2002 to $13.2 million for the nine months ended September 30, 2003. These decreases were due primarily to lower salary and related taxes and employee benefits, lower legal fees, lower bank charges and a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance. Amortization and depreciation expense recorded during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 were lower due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2002. These decreases were partially offset by increases in management consulting and other professional fees, other taxes and office rent.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Overview. Revenues increased by $0.3 million, or 0.9%, from $31.6 million for the three months ended September 30, 2002 to $31.9 million for the three months ended September 30, 2003. Operating expenses decreased $0.9 million, or 3.2%, from $28.9 million for the three months ended September 30, 2002 to $28.0 million for the three months ended September 30, 2003. As a result, operating income increased $1.2 million, from $2.7 million for the three months ended September 30, 2002 to $3.9 million for the three months ended September 30, 2003. EBITDA decreased $1.0 million, or 13.6%, from $7.7 million for the three months ended September 30, 2002 to $6.7 million for the three months ended September 30, 2003. Net loss totaled $0.6 million for the three months ended September 30, 2002 as compared to a net loss of $1.4 million for the three months ended September 30, 2003.

     Revenues. Revenues increased by $0.3 million, or 0.9%, from $31.6 million for the three months ended September 30, 2002 to $31.9 million for the three months ended September 30, 2003. Revenue growth for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is due primarily to an increase in display advertising revenues, subscription revenues, royalty and licensing fees, book revenue and sales of reprints. These increases were partially offset by decreases in classified advertising, newsletter and trade show revenues.

     Advertising revenues decreased $0.1 million, or 0.9%, from $18.6 million for the three months ended September 30, 2002 to $18.5 million for the three months ended September 30, 2003. Advertising revenue declines were due primarily to decreases in classified revenues, primarily in attorney related help wanted advertising, as our publications continue to experience the effects of a weak job market. These decreases were partially offset by an increase in display advertising revenue for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

     Subscription revenues increased $0.1 million, or 1.1%, from $6.2 million for the three months ended September 30, 2002 to $6.3 million for the three months ended September 30, 2003. The increase reflects both increased online and print subscription revenues resulting from increased marketing efforts.

     Revenues from ancillary products and services increased $0.4 million, or 5.8%, from $6.8 million for the three months ended September 30, 2002 to $7.2 million for the three months ended September 30, 2003. The increase in revenues resulted primarily from higher book sales, increased reprint sales and higher royalty and licensing fees. These increases were partially offset by lower newsletter and trade show revenues. The ancillary revenue growth was due to the fact that we increased our sales force and included new products in our royalty licensing contracts and database for phone and web searches. In addition, book sales grew as we increased our direct marketing efforts.

     Operating expenses. Operating expenses decreased $0.9 million, or 3.2%, from $28.9 million for the three months ended September 30, 2002 to $28.0 million for the three months ended September 30, 2003. Lower operating expenses during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 were primarily realized through lower depreciation and amortization expenses and lower production and distribution expenses resulting from realized savings from our cost containment and restructuring efforts initiated in

2002. These savings were partially offset by an increase in selling and general and administrative expenses.

     Editorial expenses remained flat for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Editorial expenses increased primarily in research, contributing editor costs and other outside editorial services. These increases were offset by decreases in salary and related taxes and employee benefits primarily due to realized savings from our restructuring efforts initiated in 2002.

     Production and distribution expenses decreased $0.4 million, or 6.7%, from $6.2 million for the three months ended September 30, 2002 to $5.8 million for the three months ended September 30, 2003. Production and distribution expenses decreased primarily from lower paper, printing, fulfillment and other production costs, a decrease in salaries and related taxes and employee benefits and other realized savings from our cost containment and restructuring efforts initiated in 2002.

     Selling expenses increased $0.4 million, or 6.3%, from $6.3 million for the three months ended September 30, 2002 to $6.7 million for the three months ended September 30, 2003. Selling expenses increased primarily due to direct mail efforts, due to our decision to invest additional resources in marketing in 2003 and due to salaries and related taxes and employee benefits, outside consulting and other marketing related expenses.

     General and administrative expenses increased $0.5 million, or 6.2%, from $7.0 million for the three months ended September 30, 2002 to $7.5 million for the three months ended September 30, 2003. This increase resulted primarily from higher legal fees for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, since the third quarter of 2002 included the reimbursement from insurance companies for prior legal fees incurred. This increase was partially offset by a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance, lower salary and related taxes and employee benefits and other realized savings from our cost containment and restructuring efforts initiated in 2002.

     Depreciation, amortization and other charges decreased $1.3 million, or 32.2%, from $4.1 million for the three months ended September 30, 2002 to $2.8 million for the three months ended September 30, 2003. This decrease resulted primarily from lower amortization and depreciation expense recorded during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2002. In addition, depreciation expense decreased in the third quarter of 2003 due to the $1.5 million write-off, which occurred during the second quarter of 2003, of Law.com leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     Operating income. As a result of the above factors, our operating income increased $1.2 million, from $2.7 million for the three months ended September 30, 2002 to $3.9 million for the three months ended September 30, 2003. In addition, EBITDA decreased $1.0 million, or 13.6%, from $7.7 million for the three months ended September 30, 2002 to $6.7 million for the three months ended September 30, 2003.

     Interest expense. Total interest expense increased $0.5 million, from $6.5 million for the three months ended September 30, 2002 to $7.0 million for the three months ended September 30,

2003. For the three months ended September 30, 2002, we recorded a reduction of interest expense of $0.3 million related to our outstanding interest rate swap with no like reduction of interest expense recorded during the three months ended September 30, 2003.

     Other income. Other income totaled $0.9 million for the three months ended September 30, 2002 with no like income recorded during the three months ended September 30, 2003. During the third quarter of 2002, we amended an existing advertising agreement which limited our advertising obligation to advertisements already placed in our publications prior to the amendment. In exchange for the future advertising, we had previously received an equity interest in the advertiser. This equity interest was written off as other loss in 2001. As a result, with the elimination of any future obligation to this advertiser, we recorded $0.9 million in other income, equal to the amount of the reduction in advertising obligation.

     Income taxes. Income tax benefit decreased $0.5 million, from a benefit of $2.3 million for the three months ended September 30, 2002 to a benefit of $1.8 million for the three months ended September 30, 2003. The income tax benefits for 2002 and 2003 reflect the tax effect of the pretax income for those periods.

     Net Loss. As a result of the above factors, our net income declined $0.7 million, from a net loss of $0.7 million for the three months ended September 30, 2002 to a net loss of $1.4 million for the three months ended September 30, 2003.

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

     For the three months ended September 30, 2003 and 2002 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

     The National Businesses are comprised of the following: The American Lawyer and nine other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division and our international operations.

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

Regional Newspapers

     Revenues. Revenues for our Regional Newspapers decreased $0.8 million, or 3.7%, from $21.0 million for the three months ended September 30, 2002 to $20.2 million for the three months ended September 30, 2003. Advertising revenues decreased $0.7 million, from $13.8 million for the three months ended September 30, 2002 to $13.1 million for the three months ended September 30, 2003. The decrease was due primarily to lower display advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and from a decrease in classified, law firm and legal notice advertising revenues. In addition, revenue decreases in the newsletter and trade show and seminar businesses partially offset an increase in book revenue.

     Operating expenses. Total operating expenses declined $0.2 million, or 1.6%, from $14.3 million for the three months ended September 30, 2002 to $14.1 million for the three months ended September 30, 2003. Cost of goods sold decreased due primarily to lower printing, fulfillment and other production costs, lower contributing editor costs and lower salary and related taxes and employee benefits. This decrease was partially offset by increased selling expense as we shifted our strategy to invest greater resources in direct mail efforts in 2003. General and administrative expenses increased primarily due to an increase in salary and related taxes and employee benefits, and higher office rents and utility expense. Additionally, lower allocated corporate overhead expenses and a net reduction in our provision for uncollectible accounts were recorded in this year’s quarter due to an improvement in our accounts receivable aging performance.

     Operating income. Our operating profit decreased $0.5 million, from $6.6 million for the three months ended September 30, 2002 to $6.1 million for the three months ended September 30, 2003. EBITDA decreased $0.6 million, or 8.3%, from $6.8 million for the three months ended September 30, 2002 to $6.2 million for the three months ended September 30, 2003.

National Businesses

     Revenues. Revenues for our National Businesses increased $1.0 million, or 10.5%, from $9.5 million for the three months ended September 30, 2002 to $10.5 million for the three months ended September 30, 2003. Advertising revenues for our National Businesses increased $0.5 million, from $4.2 million for the three months ended September 30, 2002 to $4.7 million for the three months ended September 30, 2003, resulting from higher display, law firm and directory advertising revenues. In addition, revenue from our ancillary products increased $0.4 million, due primarily to higher book sales, increased royalty and licensing fees and higher reprint sales. These increases were partially offset by a decrease in advertising associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies along with decreases in seminar and trade show revenue and lower newsletter revenue.

     Operating expenses. Operating expenses for our National Businesses increased $0.4 million, or 4.8%, from $8.5 million for the three months ended September 30, 2002 to $8.9 million for the three months ended September 30, 2003. Cost of goods sold increased due primarily to higher contributing editor and research costs, an increase in other art and editorial expenses, higher book production and book royalty costs, higher trade show and seminar expenses and increased outside service and professional fees. Selling expenses increased primarily due to higher salary and related taxes and employee benefits and an increase in direct mail efforts due to our decision to invest additional resources in marketing in 2003. These increases were partially offset by lower printing and fulfillment costs and expense reductions as our national sales force shifted and increased their efforts in selling online products for Law.com.

     Operating profit. Our operating profit increased $0.6 million, or 57.8%, from $1.0 million for the three months ended September 30, 2002 to $1.6 million for the three months ended

September 30, 2003. EBITDA increased $0.6 million, or 57.8%, from $1.0 million for the three months ended September 30, 2002 to $1.6 million for the three months ended September 30, 2003.

Online

     Revenues. Revenues for Online increased $0.1 million, or 5.3%, from $1.1 million for the three months ended September 30, 2002 to $1.2 million for the three months ended September 30, 2003. Advertising revenues increased primarily due to higher display and classified advertising revenues. These increases were partially offset by decreases in law firm and directory advertising. Subscription revenue and ancillary revenue also experienced slight increases for the three months ended September 30, 2003 as compared to the three months ended September 30, 2003.

     Operating expenses. Operating expenses for Online decreased $0.6 million, or 26.1%, from $2.2 million for the three months ended September 30, 2002 to $1.6 million for the three months ended September 30, 2003. Cost of goods sold and general and administrative expense decreased primarily due to lower salary and related taxes and employee benefits reductions realized primarily from restructuring efforts initiated in 2002 and from a reduction of rent expense as Law.com office space was abandoned during a prior quarter. These decreases were partially offset by an increase in selling expenses as our national sales force continues to allocate their time selling online products for Law.com.

Corporate

     Operating expenses. Operating expenses for Corporate decreased $0.5 million, from $3.8 million for the three months ended September 30, 2002 to $3.3 million for the three months ended September 30, 2003. These decreases were due primarily to lower salary and related taxes and employee benefits, lower bank charges, a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance and lower corporate marketing expenses. Amortization and depreciation expense recorded during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 were lower due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2002. These decreases were partially offset by increases in legal fees, office rent, management consulting and other professional fees and other taxes.

Liquidity and Capital Resources

     Net cash provided by operating activities. Net cash provided by operating activities totaled $11.5 million for the nine months ended September 30, 2003, which resulted primarily from depreciation, amortization and other charges of $11.2 million, accretion of interest on Senior Discount Notes of $6.3 million, an increase in accrued interest payable of $3.8 million, a decrease in accounts receivable of $1.4 million, the amortization of non-cash interest of $0.9 million, and an increase in accounts payable and accrued expenses of $0.3 million. This was partially offset by a net loss of $6.9 million, a decrease in deferred income tax of $3.7 million, a decrease in deferred income of $1.0 million, an increase in other current assets of $0.5 million and a decrease in other noncurrent liabilities of $0.4 million.

     Net cash used in investing activities. Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2003, resulting from capital expenditures of $2.0 million and deferred payments from acquisitions made in 2001 and 2002.

     Capital expenditures. Capital expenditures totaled $2.0 million for the nine months ended September 30, 2003 compared to capital expenditures of $2.5 million for the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2003 included costs of $1.8 million attributed to hardware and software upgrades, database development and implementation of a disaster recovery system and $0.2 million attributed to leasehold improvements throughout our regional offices. Capital expenditures for 2002 primarily resulted from database development, enhancements to existing computer systems and the renovation of one of our regional offices.

     Net cash used in financing activities. Net cash used in financing activities totaled $7.4 million for the nine months ended September 30, 2003, which reflects the net paydown on our GECC Facility.

     Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $24.9 million outstanding as of September 30, 2003. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of 9.75% senior notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Reconciliations of GAAP to Non-GAAP Financial Measures

     Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA, are provided below (in thousands). We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

GAAP net loss	$(1,384)	$(648)	$(6,867)	$(8,756)
Adjustments to arrive at operating income:
Benefit for income tax	(1,789)	(2,265)	(3,710)	(5,198)
Other income	—	(928)	—	(782)
Interest expense	7,047	6,514	20,977	19,615

Operating income	3,874	2,673	10,400	4,879
Adjustments to arrive at EBITDA:
Depreciation, amortization and other charges	2,796	4,121	11,189	12,570
Other income	—	928	—	782

EBITDA	$6,670	$7,722	$21,589	$18,231

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See footnote 3 to the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

     (b) Internal Controls Over Financial Reporting. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAWYER MEDIA HOLDINGS, INC

November 10, 2003	/s/ WILLIAM L. POLLAK

William L. Pollak
PRESIDENT AND CHIEF EXECUTIVE OFFICER

November 10, 2003	/s/ STEPHEN C. JACOBS

Stephen C. Jacobs
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER