Form 10-Q
period 2004-06-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2004-08-13
CIK 1059496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from______ to________.

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

      As of August 12, 2004, there were 1,320,330 shares of the Registrant's common stock, $.01 par value, outstanding, the majority of which was held by U.S. Equity Partners, L.P. and its affiliates.

================================================================================

                                EXPLANATORY NOTE

      The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not currently an "issuer" within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company's 12 1/4% Senior Discount Notes due 2008.

AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                     INDEX

                                                                                       PAGE
                                                                                       ----
PART I

FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at June 30, 2004 (unaudited)
                 and December 31, 2003.............................................       1
             Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2004 and 2003 (unaudited)...................       2
             Consolidated Statement of Changes in Stockholders' Deficit for
                 the Six Months Ended June 30, 2004 (unaudited)....................       3
             Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2004 and 2003 (unaudited)..........................       4
             Notes to Consolidated Financial Statements at
                 June 30, 2004 (unaudited).........................................    5-12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK...............................................      26

         ITEM 4. CONTROLS AND PROCEDURES...........................................      26

PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.................................................      27

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................      27

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................      27

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............      27

         ITEM 5. OTHER INFORMATION.................................................      27

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................      27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30,        DECEMBER 31,
                                                                                2004             2003
                                                                             ---------         ---------
                                                                             (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents ................................................   $     603         $   1,614
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,509 and $2,582, respectively .......................................      17,098            15,657
Inventories, net .........................................................         695               592
Other current assets .....................................................       2,549             2,381
                                                                             ---------         ---------

       Total current assets ..............................................      20,945            20,244
Property, plant and equipment, net of accumulated depreciation
   and amortization of $26,188 and $24,291, respectively .................       8,186             8,386
Intangible assets, net of accumulated amortization of $70,116
   and $66,137, respectively .............................................     109,052           113,030
Goodwill, net ............................................................     148,242           148,242
Deferred financing costs, net of accumulated amortization of $6,388 and
   $5,800, respectively ..................................................       4,036             4,625
Other assets .............................................................       5,898             5,495
                                                                             ---------         ---------

       Total assets ......................................................   $ 296,359         $ 300,022
                                                                             =========         =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable .........................................................   $   4,522         $   5,493
Accrued expenses .........................................................      12,216            10,368
Accrued interest payable .................................................         804               841
Deferred income (including deferred subscription income of $17,779
   and $17,391, respectively) ............................................      21,438            20,752
                                                                             ---------         ---------

       Total current liabilities .........................................      38,980            37,454
                                                                             ---------         ---------
Long-term debt:
Revolving credit
   facility ..............................................................      25,000            30,400
Senior notes .............................................................     175,000           175,000
Senior discount notes ....................................................      76,015            71,627
                                                                             ---------         ---------
       Total long-term debt ..............................................     276,015           277,027
Other noncurrent liabilities .............................................      10,453            11,284
                                                                             ---------         ---------

       Total liabilities .................................................     325,448           325,765
                                                                             ---------         ---------
Stockholders' deficit:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,320,330 issued
   and outstanding at June 30, 2004 and December 31, 2003 ................          13                13
Paid-in-capital ..........................................................     116,488           116,488
Accumulated deficit ......................................................    (143,902)         (140,656)
Accumulated other comprehensive loss .....................................      (1,688)           (1,588)
                                                                             ---------         ---------

       Total stockholders' deficit .......................................     (29,089)          (25,743)
                                                                             ---------         ---------

       Total liabilities and stockholders' deficit .......................   $ 296,359         $ 300,022
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               --------------------    --------------------
                                                 2004        2003        2004        2003
                                               --------    --------    --------    --------
REVENUES:
Periodicals:
   Advertising .............................   $ 20,399    $ 19,910    $ 38,671    $ 38,466
   Subscription ............................      6,387       6,191      12,642      12,228
Ancillary products and services ............     10,874       9,036      21,431      18,346
                                               --------    --------    --------    --------

   Total revenues ..........................     37,660      35,137      72,744      69,040
                                               --------    --------    --------    --------
OPERATING EXPENSES:
Editorial ..................................      5,149       5,190      10,294      10,401
Production and distribution ................      6,762       5,954      12,549      12,293
Selling ....................................      7,027       6,772      14,181      13,589
General and administrative .................      8,984       8,478      18,942      17,838
Depreciation, amortization and other charges      2,956       4,885       5,876       8,393
                                               --------    --------    --------    --------

   Total operating expenses ................     30,878      31,279      61,842      62,514
                                               --------    --------    --------    --------
   Operating income ........................      6,782       3,858      10,902       6,526
Interest expense ...........................     (7,000)     (6,894)    (14,161)    (13,930)
Other income ...............................         29          --          29          --
                                               --------    --------    --------    --------
   Loss before income taxes ................       (189)     (3,036)     (3,230)     (7,404)

Benefit (provision) for income taxes .......         --       1,102         (16)      1,921
                                               --------    --------    --------    --------

   Net loss ................................   $   (189)   $ (1,934)   $ (3,246)   $ (5,483)
                                               ========    ========    ========    ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      PAR                                ACCUMULATED
                                         SHARES      VALUE     ADDITIONAL                   OTHER
                                       ---------  ----------    PAID-IN    ACCUMULATED   COMPREHENSIVE
                                            COMMON STOCK        CAPITAL      DEFICIT         LOSS          TOTAL
                                       ---------------------   ---------   ----------    -------------   ----------
Balance at December 31, 2003 .......   1,320,330   $      13   $ 116,488   $(140,656)     $  (1,588)     $ (25,743)
Net loss ...........................          --          --          --      (3,246)            --         (3,246)
Unrealized loss on equity securities          --          --          --          --           (100)          (100)
                                       ---------   ---------   ---------   ---------      ---------      ---------
    Total comprehensive loss .......          --          --          --          --             --         (3,346)
                                       ---------   ---------   ---------   ---------      ---------      ---------
Balance at June 30, 2004 ...........   1,320,330   $      13   $ 116,488   $(143,902)     $  (1,688)     $ (29,089)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ------------------------
                                                                            2004          2003
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................       $(3,246)       $(5,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other charges ......................         5,876          8,393
Deferred income tax ...............................................            --         (1,921)
Non-cash interest .................................................           588            588
Accretion of interest on senior discount notes ....................         4,387          4,218
   (Increase) decrease in:
Accounts receivable, net ..........................................        (1,365)           684
Inventories .......................................................          (103)           102
Other current assets ..............................................          (168)           327
Other assets ......................................................           159             10
   (Decrease) increase in:
Accounts payable ..................................................          (971)          (562)
Accrued expenses ..................................................         1,848           (790)
Accrued interest payable ..........................................           (37)          (382)
Deferred income ...................................................           (49)        (1,115)
Other noncurrent liabilities ......................................          (835)           369
                                                                          -------        -------
   Net cash provided by operating activities ......................         6,084          4,438
                                                                          -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................        (1,695)        (1,214)
Deferred purchase price from purchase of business .................            --           (377)
                                                                          -------        -------
   Net cash used in investing activities ..........................        (1,695)        (1,591)
                                                                          -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under revolving credit facility ...........................        (5,400)        (1,400)
                                                                          -------        -------
   Net cash used in financing activities ..........................        (5,400)        (1,400)
                                                                          -------        -------
   Net (decrease) increase in cash ................................        (1,011)         1,447
                                                                          -------        -------

Cash, beginning of period .........................................         1,614            824
                                                                          -------        -------

Cash, end of period ...............................................       $   603        $ 2,271
                                                                          =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes ...................................................       $    16        $     7
                                                                          =======        =======
   Interest .......................................................       $ 9,224        $ 9,505
                                                                          =======        =======

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1. ORGANIZATION & OPERATIONS

      American Lawyer Media Holdings, Inc. ("we," "us," "our," or the "Company") is the parent company of American Lawyer Media, Inc. ("ALM"). We publish national and regional legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. Our operations are based in New York with regional offices in seven states, the District of Columbia and London, England.

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

CONCENTRATIONS OF CREDIT RISK

      Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising our customer base. Receivables from Legal Ad Agents aggregated $1.5 million as of June 30, 2004. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

REVENUE RECOGNITION

      Periodical advertising revenues are generated from the placement of display, classified and directory advertisements, as well as legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

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

DEFERRED SUBSCRIPTION INCOME

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,195,000 and $2,122,200 are included in accounts receivable in the accompanying consolidated June 30, 2004 and December 31, 2003 balance sheets, respectively.

ADVERTISING AND PROMOTIONAL EXPENDITURES

      Advertising and promotional expenditures totaled approximately $1,553,000 and $1,748,000 for the three months ended June 30, 2004 and 2003, respectively, and $3,424,000 and $3,351,000 for the six months ended June 30, 2004 and 2003, respectively. These costs are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

      We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

      Cash on our consolidated balance sheet at June 30, 2004 and December 31, 2003 includes $24,400 and $160,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

INVENTORIES

      Inventories consist principally of binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

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

      In June 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. ("Law.com") on May 1, 2002.

INTANGIBLE ASSETS

      Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, "Goodwill and Other Intangible Assets", an acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets deemed to have finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

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

RECLASSIFICATIONS

      Certain prior period amounts may have been reclassified to conform with the current year presentation.

INCOME TAXES

      Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

STOCK OPTION PLANS

      We have a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employees and non-employee directors.

      Pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock option plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

      The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied to the three and six month periods ended June 30, 2004 and 2003 (in thousands):

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                            -------------------   -------------------
                                              2004       2003       2004       2003
                                            --------   --------   --------   --------
Reported net loss .......................   $  (189)   $(1,934)   $(3,246)   $(5,483)
Stock-based employee compensation expense
  determined under the fair value
  method ................................      (163)      (242)      (206)      (346)
                                            -------    -------    -------    -------
Pro forma net loss ......................   $  (352)   $(2,176)   $(3,452)   $(5,829)
                                            =======    =======    =======    =======

PENSION COSTS

      The components of the net periodic benefit costs realized for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands):

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                 ----------------    ----------------
                                  2004      2003      2004      2003
                                 ------    ------    ------    ------
Interest cost ................   $   78    $   72    $  155    $  144
Expected return on plan assets      (65)      (55)     (129)     (109)
Amortization of net loss .....       25        26        51        52
                                 ------    ------    ------    ------
Net periodic benefit costs ...   $   38    $   43    $   77    $   87
                                 ======    ======    ======    ======

      For the year ending December 31, 2004, we expect to contribute $563,000 to our retirement plans. As of June 30, 2004, we have contributed $107,000 to our retirement plans.

3. DEBT

      In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12 1/4% Senior Discount Notes due 2008 (the "Discount Notes") at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest would have been payable semi-annually until maturity each June 15 and December 15 if not for the waiver and consent entered into described in the next paragraph. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries the payment of dividends and other restricted payments by us and our subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

      On February 27, 2003, we entered into a waiver and consent with the holders of the Discount Notes, which provides for the waiver of cash payments by us of semi-annual interest that was to begin in June 2003. The Discount Notes will now become "cash-pay" in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Discount Notes will accrue at the rate of 12.25% per annum. As of June 30, 2004, Bruce Wasserstein, our Chairman of the Board of Directors, and certain of his affiliates own approximately 10.3% of the Discount Notes issued by us.

   On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of
9 3/4% Senior Notes (the "Notes") due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and ALM's determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries (including payment of dividends to us), asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of June 30, 2004, Bruce Wasserstein and certain affiliates own less than 1% of the Notes issued by ALM.

      On May 1, 2002, we, The New York Law Publishing Company ("NYLP") and ALM entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance ("GECC") and the lenders signatory thereto under which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the "GECC Facility"). The GECC Facility replaces our prior revolving credit facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by us, ALM and all of our domestic subsidiaries, and are secured by all of the assets of us, ALM and our domestic subsidiaries (including the stock of all our domestic subsidiaries, as well as 65% of the stock of each of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to
(i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

      On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow ALM to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC Facility was amended to allow for the transaction described above regarding the Discount Notes. Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition from RealLegal, LLC of a business of delivering court calendar information ("MA3000") and to amend our obligations under the lease by and between 1140 Associates, Inc. and Law.com.

      At June 30, 2004, the amount outstanding under the GECC Facility was $25.0 million. The available balance under the unused commitment reduced by our letters of credit outstanding totaled $12.6 million. A 10% increase in the average interest rate of borrowing under the GECC

Facility during the six months ended June 30, 2004 would have increased our net loss to approximately $3.3 million.

4. RESTRUCTURING CHARGE

      During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income. As of June 30, 2004, approximately $0.2 million, representing the unpaid charges, is included in accrued expenses.

     The following is a summary of our restructuring charge activity (in thousands):

              Unpaid restructuring charge accrual at
                   December 31, 2003 ...................   $      281

              Less: Payments during the six months ended
                   June 30, 2004 .......................          (58)
                                                           ----------
              Unpaid restructuring charge accrual at
                   June 30, 2004 .......................   $      223
                                                           ==========

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

      For the years presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal and sixteen other newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

      The National Businesses are comprised of the following: our magazine group which includes The American Lawyer and nine other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division; our international operations and our MA3000 business. These businesses share substantially the same customer type and geographic regions.

      Online is comprised of Law.com, which primarily includes web content, seminars and practice and continuing legal education ("CLE") areas.

      Corporate overhead is comprised of unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes ALM and ALM Properties, Inc., one of ALM's subsidiaries.

      We evaluate performance based on the segments' income (loss) from operations before unallocated corporate overhead and interest expense. The accounting policies of the reportable segments are the same as those described in Note 2.

      Our operations on a segmented basis were as follows (in thousands):

                                  For the Three Months Ended          For the Six Months Ended
                                        June 30, 2004                      June 30, 2004
                              ---------------------------------   ---------------------------------
                               Regional      National              Regional      National
                              Newspapers    Businesses   Online   Newspapers    Businesses   Online
                              ----------    ----------  -------   ----------    ---------   -------
          Total net revenue     $21,832     $14,183     $ 1,645     $42,733     $26,698     $ 3,313
                                =======     =======     =======     =======     =======     =======
          Segment operating
             income .......     $ 7,718     $ 3,583     $    69     $14,808     $ 5,590     $   118
                                =======     =======     =======     =======     =======     =======

                                  For the Three Months Ended          For the Six Months Ended
                                        June 30, 2003                      June 30, 2003
                              ---------------------------------   ---------------------------------
                               Regional      National              Regional      National
                              Newspapers    Businesses   Online   Newspapers    Businesses   Online
                              ----------    ----------  -------   ----------    ---------   -------
          Total net revenue     $21,849     $12,187     $ 1,101      $44,081     $22,641     $ 2,318
                                =======     =======     =======      =======     =======     =======
          Segment operating
             income (loss)      $ 7,619     $ 3,254     $(2,356)     $14,411     $ 5,341     $(3,214)
                                =======     =======     =======      =======     =======     =======

      A reconciliation of combined segment profit to consolidated net loss is as follows:

                                             For the Three Months Ended      For the Six Months Ended
                                                     June 30,                       June 30,
                                             --------------------------     --------------------------
                                              2004              2003          2004             2003
                                             --------         --------      --------         --------
          Total segment operating income     $ 11,370         $  8,517      $ 20,516         $ 16,538
          Unallocated amounts:
              Corporate expenses .......       (4,588)          (4,659)       (9,614)         (10,012)
              Interest expense .........       (7,000)          (6,894)      (14,161)         (13,930)
              Other income .............           29               --            29               --
              Benefit (provision) for
              Income taxes .............           --            1,102           (16)           1,921
                                             --------         --------      --------         --------
          Net loss .....................     $   (189)        $ (1,934)     $ (3,246)        $ (5,483)
                                             ========         ========      ========         ========

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

Business Overview

      The following discussion compares our financial results for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003.

      In June 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

      On December 31, 2003, our wholly-owned subsidiary, The New York Law Publishing Company, acquired the assets, certain liabilities and the business of delivering electronic court calendar information via a product called MA3000 ("MA3000") from RealLegal, LLC ("RealLegal"). The purchase price for this acquisition, including direct acquisition costs, totaled $2.2 million. With this acquisition, we recorded $2.7 million of goodwill and $1.3 million of intangibles. We and RealLegal share substantially all of the same common stockholders. The purchase price was determined based on an independent third party valuation undertaken in 2003.

      GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to earnings before interest, income taxes, depreciation, amortization and other charges ("EBITDA") are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 25.

      The following table presents the results of operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -------------------------      ----------------------
                                      2004             2003          2004          2003
                                    --------         --------      --------      --------
REVENUES:
Periodicals:
   Advertising ................     $ 20,399         $ 19,910      $ 38,671      $ 38,466
   Subscription ...............        6,387            6,191        12,642        12,228
Ancillary products and services       10,874            9,036        21,431        18,346
                                    --------         --------      --------      --------

   Total revenues .............       37,660           35,137        72,744        69,040
                                    --------         --------      --------      --------
OPERATING EXPENSES:
Editorial .....................        5,149            5,190        10,294        10,401
Production and distribution ...        6,762            5,954        12,549        12,293
Selling .......................        7,027            6,772        14,181        13,589
General and administrative ....        8,984            8,478        18,942        17,838
Depreciation, amortization and
   other charges ..............        2,956            4,885         5,876         8,393
                                    --------         --------      --------      --------

   Total operating expenses ...       30,878           31,279        61,842        62,514
                                    --------         --------      --------      --------
   Operating income ...........        6,782            3,858        10,902         6,526
Interest expense ..............       (7,000)          (6,894)      (14,161)      (13,930)
Other income ..................           29               --            29            --
                                    --------         --------      --------      --------
   Loss before income taxes ...         (189)          (3,036)       (3,230)       (7,404)
Benefit (provision) for income
   taxes ......................           --            1,102           (16)        1,921
                                    --------         --------      --------      --------

   Net loss ...................     $   (189)        $ (1,934)     $ (3,246)     $ (5,483)
                                    ========         ========      ========      ========

RESULTS OF OPERATIONS

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Overview. Revenues increased by $3.7 million, or 5.4%, from $69.0 million for the six months ended June 30, 2003 to $72.7 million for the six months ended June 30, 2004. Operating expenses decreased $0.7 million, or 1.1%, from $62.5 million for the six months ended June 30, 2003 to $61.8 million for the six months ended June 30, 2004. As a result, operating income increased $4.4 million, from $6.5 million for the six months ended June 30, 2003 to $10.9 million for the six months ended June 30, 2004. EBITDA increased $1.9 million, or 12.7%, from $14.9 million for the six months ended June 30, 2003 to $16.8 million for the six months ended June 30, 2004. Net loss totaled $3.2 million for the six months ended June 30, 2004 as compared to a net loss of $5.5 million for the six months ended June 30, 2003.

      Revenues. Revenues increased by $3.7 million, or 5.4%, from $69.0 million for the six months ended June 30, 2003 to $72.7 million for the six months ended June 30, 2004. Revenue growth for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflects revenues recorded in our MA3000 business of $1.1 million, as a result of our acquisition of MA3000 on December 31, 2003. In addition, revenues from our tradeshows and seminars, royalty and licensing fees, online continuing legal education ("CLE") fees and subscription revenues in our print publications increased during the six months ended June 30, 2004. These increases were partially offset by a decrease in revenues from the elimination of editorial content fees from RealLegal as a result of our acquisition of MA3000.

      Advertising revenues increased $0.2 million, from $38.5 million for the six months ended June 30, 2003 to $38.7 million for the six months ended June 30, 2004. Display advertising revenues increased $0.4 million, despite the decision not to renew a contract to publish certain directories, which totaled $0.4 million in revenues for the six months ended June 30, 2003. This increase was partially offset by a decrease in classified advertising revenues of $0.1 million, and a combined decrease of $0.1 million in law firm, legal notice and consumer advertising revenues. Classified advertising revenues in our print publications declined $0.5 million, offset by an increase in online classified advertising revenues of $0.4 million. Our advertising market share continues to be strong, however, the total volume of advertising is down, as law firms still have not yet begun to increase their volume of recruitment advertising.

      Subscription revenues increased $0.4 million, or 3.4%, from $12.2 million for the six months ended June 30, 2003 to $12.6 million for the six months ended June 30, 2004. This increase is primarily due to an increase in marketing efforts as well as the publication of two additional issues of The National Law Journal in 2004 as compared to 2003.

      Revenues from ancillary products and services increased $3.1 million, or 16.8%, from $18.3 million for the six months ended June 30, 2003 to $21.4 million for the six months ended June 30, 2004. The increase in revenues resulted primarily from higher seminar and tradeshow attendance and sponsorships at our New York and West Coast Legal Tech shows, online CLE business and The American Lawyer's 25th Anniversary Dinner. In addition, revenues increased due to MA3000 court research fees, higher royalty and licensing fees primarily from the inclusion of new products in our royalty licensing contracts, higher newsletter sales and increased book sales despite the decision not to renew a contract which totaled $0.9 million to publish certain directors in 2003. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees as indicated above.

      Operating expenses. Operating expenses decreased $0.7 million, or 1.1%, from $62.5 million for the six months ended June 30, 2003 to $61.8 million for the six months ended June 30, 2004. Lower operating expenses during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were primarily realized through lower editorial and depreciation and amortization expenses primarily from continued cost containment efforts and from certain intangible assets and other capital assets becoming fully amortized or depreciated in 2003, respectively. These savings were partially offset by increases in production, selling, and general and administrative expenses.

      Editorial expenses decreased $0.1 million, or 1.0%, from $10.4 million for the six months ended June 30, 2003 to $10.3 million for the six months ended June 30, 2004. The decrease in editorial expenses primarily resulted from realized savings in salaries and related taxes and employee benefits, and consulting and professional fees from our continued cost containment efforts. These decreases were partially offset by an increase in contributing editor fees and artwork and photography in our print publications.

      Production and distribution expenses increased $0.2 million, or 2.1%, from $12.3 million for the six months ended June 30, 2003 to $12.5 million for the six months ended June 30, 2004. Production and distribution expenses increased primarily due to an increase in production costs related to our seminar and tradeshow revenues and The American Lawyer's 25th Anniversary Dinner. This increase was partially offset by lower paper, printing, fulfillment and other production costs, as we reformatted some of our print publications, and also to a decrease in salaries and related taxes and employee benefits.

      Selling expenses increased $0.6 million, or 4.4%, from $13.6 million for the six months ended June 30, 2003 to $14.2 million for the six months ended June 30, 2004. The increase in expenses is primarily due to increases in marketing efforts and in salaries and related taxes and employee benefits. This increase was partially offset by a decrease in direct mail efforts.

      General and administrative expenses increased $1.1 million, or 6.2%, from $17.8 million for the six months ended June 30, 2003 to $18.9 million for the six months ended June 30, 2004. This increase resulted primarily from higher management consulting and professional fees, salary and other compensation and salary related taxes and employee benefits. These increases were partially offset by a reduction in rent expense and other taxes.

      Depreciation, amortization and other charges decreased $2.5 million, or 30.0%, from $8.4 million for the six months ended June 30, 2003 to $5.9 million for the six months ended June 30, 2004. This decrease resulted primarily from a $1.5 million adjustment in June 30, 2003 to write-off capital assets acquired with the acquisition of Law.com. In addition, we recorded lower amortization and depreciation expense during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2003.

      Operating income. As a result of the above factors, our operating income increased $4.4 million, from $6.5 million for the six months ended June 30, 2003 to $10.9 million for the six months ended June 30, 2004. In addition, EBITDA increased $1.9 million, or 12.7%, from $14.9 million for the six months ended June 30, 2003 to $16.8 million for the six months ended June 30, 2004.

      Interest expense. Total interest expense increased $0.3 million, from $13.9 million for the six months ended June 30, 2003 to $14.2 million for the six months ended June 30, 2004. This increase was due to additional interest of $0.3 million recorded on our Discount Notes, partially offset by a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

      Income taxes. We recorded a net income tax provision of $16,000 for the six months ended June 30, 2004 as compared to a tax benefit of $1.9 million for the six months ended June 30, 2003. The provision recorded for the six months ended 2004 results from the tax effect of the pretax loss recognized for this period offset by a valuation of approximately $0.9 million recorded against our income tax benefit due to the uncertainty regarding the utilization of these benefits.

      Net loss. As a result of the above factors, our net loss narrowed $2.3 million from a loss of $5.5 million for the six months ended June 30, 2003 to a loss of $3.2 million for the six months ended June 30, 2004.

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

      For the six months ended June 30, 2004 and 2003 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal and sixteen other newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

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

      Our operations on a segmented basis were as follows (in thousands):

                                               FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                        -----------------------------------------------------
                                        REGIONAL NEWSPAPERS    NATIONAL BUSINESSES    ONLINE
                                        -------------------    -------------------    -------
REVENUES:
Periodicals:
   Advertising ................               $28,248               $ 8,516           $ 1,907
   Subscription ...............                10,509                 1,540               593
Ancillary products and services                 3,976                16,642               813
                                              -------               -------           -------

   Total revenues .............                42,733                26,698             3,313
                                              -------               -------           -------
OPERATING EXPENSES:
Editorial .....................                 6,009                 3,919               361
Production and distribution ...                 6,846                 5,158               544
Selling .......................                 6,849                 6,234             1,099
General and administrative ....                 7,886                 5,780             1,057
Depreciation, amortization and
   other charges ..............                   335                    17               134
                                              -------               -------           -------

   Total operating expenses ...                27,925                21,108             3,195
                                              -------               -------           -------

   Segment operating income ...               $14,808               $ 5,590           $   118
                                              =======               =======           =======

                                               FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                          ----------------------------------------------------
                                          REGIONAL NEWSPAPERS   NATIONAL BUSINESSES    ONLINE
                                          -------------------   -------------------    -------
REVENUES:
Periodicals:
   Advertising ...................               $29,174               $ 7,904         $ 1,388
   Subscription ..................                10,295                 1,406             528
Ancillary products and services ..                 4,612                13,331             402
                                                 -------               -------         -------

   Total revenues ................                44,081                22,641           2,318
                                                 -------               -------         -------
OPERATING EXPENSES:
Editorial ........................                 6,311                 3,742             352
Production and distribution ......                 7,733                 4,156             404
Selling ..........................                 7,364                 4,547           1,592
General and administrative .......                 7,932                 4,850           1,084
Depreciation, amortization and
   other charges .................                   330                     5           2,100
                                                 -------               -------         -------

   Total operating expenses ......                29,670                17,300           5,532
                                                 -------               -------         -------

   Segment operating income (loss)               $14,411               $ 5,341         $(3,214)
                                                 =======               =======         =======

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers decreased $1.4 million, from $44.1 million for the six months ended June 30, 2003 to $42.7 million for the six months ended June 30, 2004. The overall decline in revenue was due to a decrease in advertising of $0.5 million and book sales of $0.9 million as a result of the decision not to renew a contract to publish certain directories. Adding to the overall decline was a decrease in advertising revenues of $1.0 million, from $29.2 million for the six months ended June 30, 2003 to $28.2 million for the six months ended June 30, 2004. The decrease was due largely to lower classified advertising revenues of $0.5 million, primarily in attorney related help wanted advertising as our publications continue to experience the effects of a weak economy and also to the above-mentioned decision not to renew a contract to publish certain directories. In addition, display advertising, law firm advertising, legal notice advertising and directory revenues also declined. These decreases were partially offset by an increase in subscription revenues and from higher royalty and licensing fees.

      Operating expenses. Total operating expenses decreased $1.8 million, or 5.9%, from $29.7 million for the six months ended June 30, 2003 to $27.9 million for the six months ended June 30, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salary and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salary and related taxes and employee benefits, a decrease in direct mail efforts and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses increased primarily due to higher salary and other compensation and salary related taxes and employee benefits. This increase was partially offset by lower allocated corporate overhead expenses as our overall corporate expenses declined. In addition, we realized a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance, as well as lower rent expense.

      Operating income. Our operating income increased $0.4 million, from $14.4 million for the six months ended June 30, 2003 to $14.8 million for the six months ended June 30, 2004.

EBITDA increased $0.4 million, or 2.8%, from $14.7 million for the six months ended June 30, 2003 to $15.1 million for the six months ended June 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $4.1 million, or 17.9%, from $22.6 million for the six months ended June 30, 2003 to $26.7 million for the six months ended June 30, 2004. Advertising revenues for our National Businesses increased $0.6 million, from $7.9 million for the six months ended June 30, 2003 to $8.5 million for the six months ended June 30, 2004. This increase was primarily due to increases in display advertising, law firm advertising and directory advertising revenues. In addition, ancillary revenues increased $3.3 million due primarily to higher book sales, seminar and tradeshow revenue, court research fees, royalty and licensing fees and newsletter sales. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties.

      Operating expenses. Operating expenses for our National Businesses increased $3.8 million, or 22.0%, from $17.3 million for the six months ended June 30, 2003 to $21.1 million for the six months ended June 30, 2004. Production and editorial expenses increased primarily due to higher printing and production, contributing editor, and artwork and photo costs resulting from the addition of three new national magazines; and higher costs associated with the seminar and tradeshow division, as well as an increase in book related costs. Selling expenses increased due to increased marketing efforts, higher salary and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources to the Regional Newspapers segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salary and related taxes and employee benefits, increased consulting and professional fees, and an increase in other taxes. This increase was partially offset by a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance.

      Operating income. Our operating income increased $0.3 million, or 4.7%, from $5.3 million for the six months ended June 30, 2003 to $5.6 million for the six months ended June 30, 2004. EBITDA increased $0.3 million, or 4.9%, from $5.3 million for the six months ended June 30, 2003 to $5.6 million for the six months ended June 30, 2004.

Online

      Revenues. Revenues for our online business increased $1.0 million, or 42.9%, from $2.3 million for the six months ended June 30, 2003 to $3.3 million for the six months ended June 30, 2004. Advertising revenues increased by $0.5 million, from $1.4 million for the six months ended June 30, 2003 to $1.9 million for the six months ended June 30, 2004. In addition, seminar and trade show revenues increased by $0.4 million, due to higher sales of online CLE training, and online subscription revenues increased by $0.1 million.

      Operating expenses. Operating expenses for our online business decreased $2.3 million, or 42.3%, from $5.5 million for the six months ended June 30, 2003 to $3.2 million for the six months ended June 30, 2004. Selling expenses declined by $0.5 million as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. Depreciation and amortization decreased by $2.0 million due to the write-off of leasehold improvements and furniture in 2003. Partially offsetting these decreases was an increase in production expense.

      Operating income. Our operating income increased $3.3 million, from a loss of $3.2 million for the six months ended June 30, 2003 to a profit of $0.1 million for the six months ended June 30, 2004. EBITDA increased $1.4 million, from an EBITDA loss of $1.1 million for the six months ended June 30, 2003 to a gain of $0.3 million for the six months ended June 30, 2004.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Overview. Revenues increased by $2.6 million, or 7.2%, from $35.1 million for the three months ended June 30, 2003 to $37.7 million for the three months ended June 30, 2004. Operating expenses decreased $0.4 million, or 1.3%, from $31.3 million for the three months ended June 30, 2003 to $30.9 million for the three months ended June 30, 2004. As a result, operating income increased $2.9 million, from $3.9 million for the three months ended June 30, 2003 to $6.8 million for the three months ended June 30, 2004. EBITDA increased $1.1 million, or 11.7%, from $8.7 million for the three months ended June 30, 2003 to $9.8 million for the three months ended June 30, 2004. Net loss totaled $0.2 million for the three months ended June 30, 2004 as compared to a net loss of $1.9 million for the three months ended June 30, 2003.

      Revenues. Revenues increased by $2.6 million, or 7.2%, from $35.1 million for the three months ended June 30, 2003 to $37.7 million for the three months ended June 30, 2004. Revenue growth for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 reflects revenues recorded in our MA3000 business of $0.6 million, as a result of our acquisition of MA3000 on December 31, 2003. In addition, revenues from our tradeshows and seminars, online CLE fees, book revenues, royalty and licensing fees, advertising revenues and subscription revenues in our print publications increased during the three months ended June 30, 2004. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties.

      Advertising revenues increased $0.5 million, or 2.5%, from $19.9 million for the three months ended June 30, 2003 to $20.4 million for the three months ended June 30, 2004. Higher revenues were recorded in display advertising of $0.3 million and classified advertising of $0.1 million, for the three months ended June 30, 2004. In addition, legal and law firm advertising revenues increased a total of $0.1 million.

      Subscription revenues increased $0.2 million, or 3.2%, from $6.2 million for the three months ended June 30, 2003 to $6.4 million for the three months ended June 30, 2004. This increase is primarily due to additional marketing year-over-year as well as the publication of an additional issue of The National Law Journal in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

      Revenues from ancillary products and services increased $1.9 million, or 20.3%, from $9.0 million for the three months ended June 30, 2003 to $10.9 million for the three months ended June 30, 2004. The increase in revenues resulted primarily from higher seminar and tradeshow attendance and sponsorships at our West Coast Legal Tech show, online CLE business and The American Lawyer's 25th Anniversary Dinner. In addition, revenues increased from higher book sales, MA3000 court research fees and higher royalty and licensing fees primarily from the inclusion of new products in our royalty licensing contracts. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties.

      Operating expenses. Operating expenses decreased $0.4 million, or 1.3%, from $31.3 million for the three months ended June 30, 2003 to $30.9 million for the three months ended June 30, 2004. Lower operating expenses during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were primarily realized through lower depreciation and amortization expenses due to certain intangible assets and other capital assets becoming fully amortized or depreciated in 2003. These savings were partially offset by increases in production, selling, and general and administrative expenses.

      Production and distribution expenses increased $0.8 million, or 13.6%, from $6.0 million for the three months ended June 30, 2003 to $6.8 million for the three months ended June 30, 2004. Production and distribution expenses increased primarily due to an increase in production costs related to our seminar and tradeshow revenues, The American Lawyer's 25th Anniversary Dinner and book revenues.

      Selling expenses increased $0.2 million, or 3.8%, from $6.8 million for the three months ended June 30, 2003 to $7.0 million for the three months ended June 30, 2004. The increase in expenses is primarily due to increases in salaries, commissions and related taxes and employee benefits in connection with revenue growth and an increased sales force, and increased marketing efforts. This increase was partially offset by a decrease in direct mail efforts.

      General and administrative expenses increased $0.5 million, or 6.0%, from $8.5 million for the three months ended June 30, 2003 to $9.0 million for the three months ended June 30, 2004. This increase resulted primarily from a net reduction of our provision for uncollectible accounts during the three months ended June 30, 2003, due to an improvement in our accounts receivable aging performance. Also contributing to the increase is higher management consulting and professional fees, salary and other compensation and related taxes and employee benefits. These increases were partially offset by a reduction in rent expense and other taxes.

      Depreciation, amortization and other charges decreased $1.9 million, or 39.5%, from $4.9 million for the three months ended June 30, 2003 to $3.0 million for the three months ended June 30, 2004. This decrease resulted primarily from a $1.5 million adjustment in June 30, 2003 to write-off capital assets acquired with the acquisition of Law.com. In addition, we recorded lower amortization and depreciation expense during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2003.

      Operating income. As a result of the above factors, our operating income increased $2.9 million, from $3.9 million for the three months ended June 30, 2003 to $6.8 million for the three months ended June 30, 2004. In addition, EBITDA increased $1.1 million, or 11.7%, from $8.7 million for the three months ended June 30, 2003 to $9.8 million for the three months ended June 30, 2004.

      Interest expense. Total interest expense increased $0.1 million, from $6.9 million for the three months ended June 30, 2003 to $7.0 million for the three months ended June 30, 2004. This increase was due to additional interest of $0.2 million recorded on our Discount Notes partially offset by a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

      Income taxes. Our tax provision net of our valuation reserve resulted in no provision for taxes for the three months ended June 30, 2004. For the three months ended June 30, 2003, we recorded a tax benefit of $1.1 million. The provision recorded for the three months ended June 30, 2004 results from the tax effect of the pretax loss recognized for this period offset by a valuation of approximately $0.1 million recorded against our income tax provision due to the uncertainty regarding the utilization of the net benefit.

      Net loss. As a result of the above factors, our net loss narrowed $1.7 million from a loss of $1.9 million for the three months ended June 30, 2003 to a loss of $0.2 million for the three months ended June 30, 2004.

      Operating segments. As mentioned above in Note 5 of the Consolidated Financial Statements, and in our six month results, our reportable operating segments are Regional Newspapers, National Businesses, Online and Corporate.

      Our operations on a segmented basis were as follows (in thousands):

                                             FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                       ---------------------------------------------------
                                       REGIONAL NEWSPAPERS  NATIONAL BUSINESSES    ONLINE
                                       -------------------  -------------------    -------
REVENUES:
Periodicals:
   Advertising ................               $14,552               $ 4,767        $ 1,080
   Subscription ...............                 5,284                   796            308
Ancillary products and services                 1,996                 8,620            257
                                              -------               -------        -------

   Total revenues .............                21,832                14,183          1,645
                                              -------               -------        -------
OPERATING EXPENSES:
Editorial .....................                 3,043                 1,916            186
Production and distribution ...                 3,525                 2,983            253
Selling .......................                 3,472                 3,009            546
General and administrative ....                 3,907                 2,684            525
Depreciation, amortization and
   other charges ..............                   167                     8             66
                                              -------               -------        -------

   Total operating expenses ...                14,114                10,600          1,576
                                              -------               -------        -------

   Segment operating income ...               $ 7,718               $ 3,583        $    69
                                              =======               =======        =======

                                             FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                          --------------------------------------------------
                                          REGIONAL NEWSPAPERS    NATIONAL BUSINESSES  ONLINE
                                          -------------------    -------------------  -------
REVENUES:
Periodicals:
   Advertising ...................               $14,620               $ 4,585        $   704
   Subscription ..................                 5,223                   701            267
Ancillary products and services ..                 2,006                 6,901            130
                                                 -------               -------        -------

   Total revenues ................                21,849                12,187          1,101
                                                 -------               -------        -------
OPERATING EXPENSES:
Editorial ........................                 3,128                 1,900            162
Production and distribution ......                 3,559                 2,302            214
Selling ..........................                 3,526                 2,331            801
General and administrative .......                 3,853                 2,397            530
Depreciation, amortization and
   other charges .................                   164                     3          1,750
                                                 -------               -------        -------

   Total operating expenses ......                14,230                 8,933          3,457
                                                 -------               -------        -------

   Segment operating income (loss)               $ 7,619               $ 3,254        $(2,356)
                                                 =======               =======        =======

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers remained flat at $21.8 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2004. Subscription revenues increased $0.1 million from $5.2 million for the three months ended June 30, 2003 to $5.3 million for the three months ended June 30, 2004. This increase was offset by a decrease in advertising revenues of $0.1 million.

      Operating expenses. Total operating expenses declined $0.1 million, or 0.8%, from $14.2 million for the three months ended June 30, 2003 to $14.1 million for the three months ended June 30, 2004. Production and editorial expenses decreased primarily due to lower salary and related taxes and employee benefits, lower contributing editor costs and other realized savings from our continued cost containment efforts. Selling costs decreased due to a decrease in direct mail efforts and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses increased primarily due to increased salary and related taxes and employee benefits. This increase was partially offset by lower allocated corporate overhead expenses as our overall corporate expenses declined. In addition, we realized a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance, as well as lower rent and utilities expense.

      Operating income. Our operating income increased $0.1 million, from $7.6 million for the three months ended June 30, 2003 to $7.7 million for the three months ended June 30, 2004. EBITDA increased $0.1 million, or 1.3%, from $7.8 million for the three months ended June 30, 2003 to $7.9 million for the three months ended June 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $2.0 million, or 16.4%, from $12.2 million for the three months ended June 30, 2003 to $14.2 million for the three months ended June 30, 2004. Advertising revenues increased $0.2 million, from $4.6 million for the three months ended June 30, 2003 to $4.8 million for the three months ended June 30, 2004. This increase was primarily due to increases in display advertising and law firm advertising revenues. In addition, ancillary revenues increased $1.7 million due primarily to higher seminar and tradeshow revenues, book sales, court research fees and royalty and licensing fees. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees. In addition, subscription revenues increased $0.1 million.

      Operating expenses. Operating expenses for our National Businesses increased $1.7 million, or 18.7%, from $8.9 million for the three months ended June 30, 2003 to $10.6 million for the three months ended June 30, 2004. Production expenses increased primarily due to higher costs associated with the seminar and tradeshow division and increased book costs. Selling expenses increased due to higher salary and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources to the Regional Newspapers segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salary and related taxes and employee benefits and increased consulting and professional fees.

      Operating income. Our operating income increased $0.3 million, or 10.2%, from $3.3 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004. EBITDA increased $0.3 million, or 10.3%, from $3.3 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004.

Online

      Revenues. Revenues for our online business increased $0.5 million, or 49.4%, from $1.1 million for the three months ended June 30, 2003 to $1.6 million for the three months ended June 30, 2004. Advertising revenues increased $0.4 million from $0.7 million for the three months ended June 30, 2003 to $1.1 million for the three months ended June 30, 2004. In addition, seminar and trade show revenues increased $0.4 million, due to higher sales of online CLE training.

      Operating expenses. Operating expenses for our online business decreased $1.9 million, or 54.4%, from $3.5 million for the three months ended June 30, 2003 to $1.6 million for the three months ended June 30, 2004. Selling expenses declined $0.3 million as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. Depreciation and amortization decreased $1.7 million due to the write-off of leasehold improvements and furniture in 2003.

      Operating income. Our operating income increased $2.5 million, from a loss of $2.4 million for the three months ended June 30, 2003 to profit of $0.1 million for the three months ended June 30, 2004. EBITDA increased $0.7 million, from an EBITDA loss of $0.6 million for the three months ended June 30, 2003 to a gain of $0.1 million for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities. Net cash provided by operating activities totaled $6.1 million for the six months ended June 30, 2004, which resulted primarily from depreciation, amortization and other charges of $5.9 million, accretion of interest on the Discount Notes of $4.4 million, an increase in accounts payable and accrued expenses of $0.9 million and the amortization of non-cash interest of $0.6 million. This was partially offset by a net loss of $3.2 million, an increase in accounts receivable of $1.4 million and a decrease in other noncurrent liabilities of $0.8 million.

      Net cash used in investing activities. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2004, resulting entirely from capital expenditures.

      Capital expenditures. Capital expenditures totaled $1.7 million for the six months ended June 30, 2004 compared to capital expenditures of $1.2 million for the six months ended June 30, 2003. Capital expenditures for both the six months ended June 30, 2004 and 2003 were primarily for continuing system upgrades and development.

      Net cash used in financing activities. Net cash used in financing activities totaled $5.4 million for the six months ended June 30, 2004, which reflects the net paydown on our GECC Facility.

      Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $25.0 million outstanding as of June 30, 2004 and accrues interest as described in Note 3 to the Consolidated

Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the Discount Notes, the Notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

      Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA, are provided below (in thousands). We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, our results from ongoing operations in a more meaningful and consistent manner.

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             ----------------------      ----------------------
                                               2004          2003          2004          2003
                                             --------      --------      --------      --------
Net loss ...............................     $   (189)     $ (1,934)     $ (3,246)     $ (5,483)
Adjustments to arrive at EBITDA:
   (Benefit) provision for income taxes            --        (1,102)           16        (1,921)
   Interest expense ....................        7,000         6,894        14,161        13,930
   Depreciation, amortization and other
    charges ............................        2,956         4,885         5,876         8,393
                                             --------      --------      --------      --------
Reported EBITDA ........................     $  9,767      $  8,743      $ 16,807      $ 14,919
                                             ========      ========      ========      ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The GECC Facility is subject to interest rate volatility. A 10% increase in the average interest rate of borrowing under the GECC Facility during the six months ended June 30, 2004 would have increased our net loss to approximately $3.3 million.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be filed under the Exchange Act.

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

            3.16* Bylaws of American Lawyer Media Holdings, Inc.

            31.1  Certification by the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification by the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

      None.

-------------

* Exhibits are incorporated by reference from American Lawyer Media Holdings, Inc.'s previous filings with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.

                      August 13, 2004        /s/ WILLIAM L. POLLAK
                                      ------------------------------------------
                                                 William L. Pollak
                                          President and Chief Executive Officer

                      August 13, 2004        /s/  ERIC F. LUNDBERG
                                      ------------------------------------------
                                                Eric F. Lundberg
                                      Vice President and Chief Financial Officer