Form 10-Q
period 2004-09-30
AMERICAN LAWYER MEDIA HOLDINGS INC
filed 2004-11-12
CIK 1059496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 2004.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from _____to _______.

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

      As of November 11, 2004, there were 1,320,330 shares of the Registrant's common stock, $.01 par value, outstanding, the majority of which was held by U.S. Equity Partners, L.P. and its affiliates.

================================================================================

                                EXPLANATORY NOTE

      The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not currently an "issuer" within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company's 12-1/4% Senior Discount Notes due 2008.

AMERICAN LAWYER MEDIA HOLDINGS, INC.

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I

FINANCIAL INFORMATION

         ITEM 1. FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at September 30, 2004 (unaudited)
                 and December 31, 2003.......................................................         1
             Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2004 and 2003 (unaudited)........................         2
             Consolidated Statement of Changes in Stockholders' Deficit for
                 the Nine Months Ended September 30, 2004 (unaudited)........................         3
             Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2004 and 2003 (unaudited)...............................         4
             Notes to Consolidated Financial Statements at
                 September 30, 2004 (unaudited)..............................................      5-12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................        13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK...........................................................        27

         ITEM 4. CONTROLS AND PROCEDURES.....................................................        27

PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS...........................................................        28

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS....................................................................        28

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................................        28

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................        28

         ITEM 5. OTHER INFORMATION...........................................................        28

         ITEM 6. EXHIBITS....................................................................        28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                    2004            2003
                                                                                                -------------   ------------
                                                                                                 (UNAUDITED)
                                                ASSETS
Current assets:
Cash and cash equivalents ...................................................................   $         786   $      1,614
Accounts receivable, net of allowance for doubtful accounts and returns of $2,274 and $2,582,
  respectively ..............................................................................          16,426         15,657
Inventories, net ............................................................................             708            592
Other current assets ........................................................................           3,335          2,381
                                                                                                -------------   ------------
        Total current assets ................................................................          21,255         20,244
Property, plant and equipment, net of accumulated depreciation and
  amortization of $27,030 and $24,291, respectively .........................................           8,441          8,386
Intangible assets, net of accumulated amortization of $72,105 and $66,137,
  respectively ..............................................................................         107,062        113,030
Goodwill, net ...............................................................................         148,242        148,242
Deferred financing costs, net of accumulated amortization of $6,688 and $5,800,
  respectively ..............................................................................           3,836          4,625
Other assets ................................................................................           5,900          5,495
                                                                                                -------------   ------------
        Total assets ........................................................................   $     294,736   $    300,022
                                                                                                =============   ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable ............................................................................   $       6,067   $      5,493
Accrued expenses ............................................................................          12,095         10,368
Accrued interest payable ....................................................................           5,287            841
Deferred income (including deferred subscription income of $17,597
  and $17,391, respectively) ................................................................          21,092         20,752
                                                                                                -------------   ------------
        Total current liabilities ...........................................................          44,541         37,454
                                                                                                -------------   ------------
Long-term debt:
Revolving credit facility ...................................................................          19,500         30,400
Senior notes ................................................................................         175,000        175,000
Senior discount notes .......................................................................          78,331         71,627
                                                                                                -------------   ------------
        Total long-term debt ................................................................         272,831        277,027
Other noncurrent liabilities ................................................................           9,523         11,284
                                                                                                -------------   ------------
        Total liabilities ...................................................................         326,895        325,765
                                                                                                -------------   ------------
Stockholders' deficit:
Common stock-$.01 par value; 2,000,000 shares authorized; 1,320,330 issued and outstanding at
  September 30, 2004 and December 31, 2003 ..................................................              13             13
Paid-in-capital .............................................................................         116,488        116,488
Accumulated deficit .........................................................................        (146,972)      (140,656)
Accumulated other comprehensive loss ........................................................          (1,688)        (1,588)
                                                                                                -------------   ------------
        Total stockholders' deficit .........................................................         (32,159)       (25,743)
                                                                                                -------------   ------------
        Total liabilities and stockholders' deficit .........................................   $     294,736   $    300,022
                                                                                                =============   ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                    2004         2003         2004         2003
                                                  ---------    ---------    ---------    ---------
REVENUES:
Periodicals:
  Advertising .................................   $  18,695    $  18,457    $  57,366    $  56,923
  Subscription ................................       6,374        6,264       19,016       18,492
Ancillary products and services ...............       7,694        7,177       29,125       25,523
                                                  ---------    ---------    ---------    ---------
  Total revenues ..............................      32,763       31,898      105,507      100,938
                                                  ---------    ---------    ---------    ---------
OPERATING EXPENSES:
Editorial .....................................       5,196        5,242       15,490       15,643
Production and distribution ...................       5,644        5,778       18,192       18,070
Selling .......................................       6,995        6,741       21,176       20,330
General and administrative ....................       8,108        7,467       27,050       25,306
Depreciation, amortization and other charges          2,831        2,796        8,707       11,189
                                                  ---------    ---------    ---------    ---------

  Total operating expenses ....................      28,774       28,024       90,615       90,538
                                                  ---------    ---------    ---------    ---------
  Operating income ............................       3,989        3,874       14,892       10,400
Interest expense ..............................      (7,112)      (7,047)     (21,274)     (20,977)
Other income ..................................          37           --           66           --
                                                  ---------    ---------    ---------    ---------
  Loss before income taxes ....................      (3,086)      (3,173)      (6,316)     (10,577)
Benefit for income taxes ......................          16        1,789           --        3,710
                                                  ---------    ---------    ---------    ---------
  Net loss ....................................   $  (3,070)   $  (1,384)   $  (6,316)   $  (6,867)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                         PAR       PAID-IN   ACCUMULATED   COMPREHENSIVE
                                            SHARES      VALUE      CAPITAL     DEFICIT         LOSS         TOTAL
                                          ---------   ---------   ---------  -----------   -------------  ---------
                                              COMMON STOCK
                                          ---------------------
Balance at December 31, 2003 ..........   1,320,330   $      13   $ 116,488   $(140,656)     $  (1,588)   $ (25,743)
Net loss ...........................             --          --          --      (6,316)            --       (6,316)
Unrealized loss on equity securities
    available for sale.................          --          --          --          --           (100)        (100)
                                          ---------   ---------   ---------   ---------      ---------    ---------
    Total comprehensive loss ..........          --          --          --          --             --       (6,416)
                                          ---------   ---------   ---------   ---------      ---------    ---------
Balance at September 30, 2004 .........   1,320,330   $      13   $ 116,488   $(146,972)     $  (1,688)   $ (32,159)
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

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  -------------------------
                                                                                    2004             2003
                                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................   $ (6,316)        $ (6,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other charges ..................................      8,707           11,189
Deferred income tax ...........................................................         --           (3,710)
Non-cash interest .............................................................        888              882
Accretion of interest on senior discount notes ................................      6,703            6,275
  (Increase) decrease in:
Accounts receivable, net ......................................................       (769)           1,427
Inventories ...................................................................       (116)               8
Other current assets ..........................................................       (955)            (499)
Other assets ..................................................................        271              (57)
  Increase (decrease) in:
Accounts payable ..............................................................        574            1,092
Accrued expenses ..............................................................      1,726             (748)
Accrued interest payable ......................................................      4,446            3,838
Deferred income ...............................................................       (487)            (953)
Other noncurrent liabilities ..................................................     (1,706)            (426)
                                                                                  --------         --------
  Net cash provided by operating activities ...................................     12,966           11,451
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................................     (2,794)          (2,036)
Deferred purchase price from purchase of business .............................         --             (377)
                                                                                  --------         --------
  Net cash used in investing activities .......................................     (2,794)          (2,413)
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under revolving credit facility .......................................    (10,900)          (7,400)
Payment of deferred financing costs ...........................................       (100)              --
                                                                                  --------         --------
  Net cash used in financing activities .......................................    (11,000)          (7,400)
                                                                                  --------         --------
  Net (decrease) increase in cash .............................................       (828)           1,638
                                                                                  --------         --------
Cash, beginning of period .....................................................      1,614              824
                                                                                  --------         --------
Cash, end of period ...........................................................   $    786         $  2,462
                                                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
  Income taxes ................................................................   $    416         $      7
                                                                                  ========         ========
  Interest ....................................................................   $  9,236         $  9,988
                                                                                  ========         ========

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      AMERICAN LAWYER MEDIA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

      Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising our customer base. Receivables from Legal Ad Agents aggregated $1.3 million as of September 30, 2004. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

REVENUE RECOGNITION

      Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings and legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

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

      Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our websites. Display and classified advertising revenues are recognized upon the release of an advertisement on the particular website. Directory listing revenues are recognized on a pro-rata basis over the life of the directory listing, generally one year.

DEFERRED SUBSCRIPTION INCOME

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,364,300 and $2,122,200 are included in accounts receivable in the accompanying consolidated September 30, 2004 and December 31, 2003 balance sheets, respectively.

ADVERTISING AND PROMOTIONAL EXPENDITURES

      Advertising and promotional expenditures totaled approximately $1,616,400 and $1,625,000 for the three months ended September 30, 2004 and 2003, respectively, and $5,040,400 and $4,976,000 for the nine months ended September 30, 2004 and 2003, respectively. These costs are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

      We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

      Cash on our consolidated balance sheet at September 30, 2004 and December 31, 2003 includes $6,500 and $160,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

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

INTANGIBLE ASSETS

      Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, "Goodwill and Other Intangible Assets," an acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets deemed to have finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

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

      The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------    ------------------
                                                 2004       2003       2004       2003
                                                -------    -------    -------    -------
Reported net loss ...........................   $(3,070)   $(1,384)   $(6,316)   $(6,867)
Stock-based employee compensation expense
   determined under the fair value method....       (38)      (119)      (244)      (465)
                                                -------    -------    -------    -------
Pro forma net loss ..........................   $(3,108)   $(1,503)   $(6,560)   $(7,332)
                                                =======    =======    =======    =======

PENSION COSTS

      The components of the net periodic benefit costs realized for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands):

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------    -----------------
                                    2004         2003     2004        2003
                                    -----        -----    -----       -----
Interest cost....................   $  77        $  72    $ 232       $ 216
Expected return on plan assets...     (64)         (55)    (193)       (164)
Amortization of net loss.........      25           26       76          78
                                    -----        -----    -----       -----
Net periodic benefit costs.......   $  38        $  43    $ 115       $ 130
                                    =====        =====    =====       =====

      For the year ending December 31, 2004, we expect to contribute $563,000 to our retirement plans. As of September 30, 2004, we have contributed $500,000 to our retirement plans.

3. DEBT

      In December 1997, we issued $63,275,000 aggregate principal amount at maturity of 12-1/4% Senior Discount Notes due 2008 (the "Discount Notes") at a discount rate of $553.14 per Discount Note. The Discount Notes accrete interest compounded semi-annually at a rate of 12.25% to an aggregate principal amount of $63,275,000 by December 2002. Commencing in June 2003, cash interest would have been payable semi-annually until maturity each June 15 and December 15 if not for the waiver and consent entered into described in the next paragraph. The Discount Notes are senior, unsecured obligations. The Discount Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Discount Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries the payment of dividends and other restricted payments by us and our subsidiaries, restrictions on distributions from certain restricted subsidiaries, asset sales, transactions with affiliates, incurrence of liens and mergers and consolidations. Financing costs, totaling $1,693,000, have been capitalized and are being amortized over the term of the Discount Notes. Assuming that there is no redemption of the Discount Notes prior to maturity, the entire principal will be payable on December 15, 2008.

      On February 27, 2003, we entered into a waiver and consent with the holders of the Discount Notes, which provides for the waiver of cash payments by us of semi-annual interest that was to begin in June 2003. The Discount Notes will now become "cash-pay" in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Discount Notes will accrue at the rate of 12.25% per annum. As of September 30, 2004, Bruce Wasserstein, our Chairman of the Board of Directors, and certain of his affiliates own approximately 10.3% of the Discount Notes issued by us.

      On December 22, 1997, ALM issued $175,000,000 aggregate principal amount of 9-3/4% Senior Notes (the "Notes") due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of ALM's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and ALM's determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by ALM, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by ALM and its subsidiaries, the payment of dividends and other restricted payments by ALM and its subsidiaries (including the payment of dividends to us), asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of September 30, 2004, Bruce Wasserstein chairman of the Board of Directors of us and ALM and certain affiliates own less than 1% of the Notes issued by ALM.

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

      On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow ALM to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004 and provided alternative compliance levels and associated incremental interest rates. In addition, the GECC Facility was amended to allow for the transaction described above regarding the Discount Notes. Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition from RealLegal, LLC of a business of delivering court calendar information ("MA3000") and to amend our obligations under the lease by and between 1140 Associates, Inc. and Law.com. Effective August 11, 2004, the GECC Facility was further amended to modify the measurement dates and compliance levels for the total leverage ratio, interest coverage ratio and fixed charge ratio through March 2006. This agreement also incorporated the establishment of the Deposit Account Control Agreement between our depository banking institution, GECC and us.

      As of september 30, 2004 we are in compliance with all requirements under our debt covenant agreements.

      At September 30, 2004, the amount outstanding under the GECC Facility was $19.5 million. The available balance under the unused commitment reduced by our letters of credit outstanding totaled $18.1 million. A 10% increase in the average interest rate of borrowing under the GECC Facility during the nine months ended September 30, 2004 would have increased our net loss to approximately $6.4 million.

4. RESTRUCTURING CHARGE

      During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income. As of September 30, 2004, approximately $0.1 million, representing the unpaid charges, is included in accrued expenses.

      The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at December 31, 2003 ........  $ 281

Less: Payments during the nine months ended September 30, 2004...   (226)
                                                                   -----
Unpaid restructuring charge accrual at September 30, 2004 .......  $  55
                                                                   =====

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

      The National Businesses are comprised of the following: our magazine group which includes The American Lawyer and ten other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our verdict and settlement division; our international operations and our MA3000 business acquired at the close of business on December 31, 2003. These businesses share substantially the same customer type and geographic regions.

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

      Our operations on a segmented basis were as follows (in thousands):

                          For the Three Months Ended           For the Nine Months Ended
                              September 30, 2004                   September 30, 2004
                        -------------------------------     -------------------------------
                         Regional    National                Regional    National
                        Newspapers  Businesses  Online      Newspapers  Businesses  Online
                        ----------  ----------  -------     ----------  ----------  -------
Total net revenue...     $19,866     $11,235    $ 1,662      $62,598     $ 37,934   $ 4,975
                         =======     =======    =======      =======     ========   =======
Segment operating
   Income ..........     $ 6,243     $ 1,524    $    26      $21,052     $  7,114   $   144
                         =======     =======    =======      =======     ========   =======

                          For the Three Months Ended           For the Nine Months Ended
                              September 30, 2003                   September 30, 2003
                        -------------------------------     -------------------------------
                         Regional    National                Regional    National
                        Newspapers  Businesses  Online      Newspapers  Businesses  Online
                        ----------  ----------  -------     ----------  ----------  -------
Total net revenue ...    $20,213     $10,539    $ 1,146      $64,294     $33,180    $ 3,464
                         =======     =======    =======      =======     =======    =======
Segment operating
    income (loss) ...    $ 6,086     $ 1,623    $  (503)     $20,491     $ 6,963    $(3,717)
                         =======     =======    =======      =======     =======    =======

      A reconciliation of combined segment profit to consolidated net loss is as follows:

                                   For the Three Months Ended   For the Nine Months Ended
                                          September 30,               September 30,
                                   --------------------         -------------------------
                                     2004        2003             2004             2003
                                   --------    --------         --------         --------
Total segment operating income...  $  7,793    $  7,206         $ 28,310         $ 23,737
Unallocated amounts:
  Corporate expenses.............    (3,804)     (3,332)         (13,418)         (13,337)
  Interest expense...............    (7,112)     (7,047)         (21,274)         (20,977)
  Other income...................        37          --               66               --
  Benefit for income taxes.......        16       1,789               --            3,710
                                   --------    --------         --------         --------
Net loss.........................  $ (3,070)   $ (1,384)        $ (6,316)        $ (6,867)
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

BUSINESS OVERVIEW

      The following discussion compares our financial results for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003.

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

      In September 2004, we recovered $0.1 million of a previously recorded loss related to the sublease of our excess building space at an annual rental lower than our lease obligation to the lessor. This recovery is reflected as a component of other income in our Consolidated Statement of Operations.

      Also in September 2004, we recorded a loss of $0.1 million resulting from expenses related to an unsuccessful acquisition attempt. This loss was recorded as a component of other income in our Consolidated Statement of Operations.

      GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to earnings before interest, income taxes, depreciation, amortization and other charges ("EBITDA") are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 26.

      The following table presents the results of operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                               --------------------------    -------------------------
                                                                  2004            2003         2004            2003
                                                               ---------        ---------    ---------       ---------
REVENUES:
Periodicals:
  Advertising ..............................................   $  18,695        $  18,457    $  57,366       $  56,923
  Subscription .............................................       6,374            6,264       19,016          18,492
Ancillary products and services ............................       7,694            7,177       29,125          25,523
                                                               ---------        ---------    ---------       ---------
  Total revenues ...........................................      32,763           31,898      105,507         100,938
                                                               ---------        ---------    ---------       ---------
OPERATING EXPENSES:
Editorial ..................................................       5,196            5,242       15,490          15,643
Production and distribution ................................       5,644            5,778       18,192          18,070
Selling ....................................................       6,995            6,741       21,176          20,330
General and administrative .................................       8,108            7,467       27,050          25,306
Depreciation, amortization and other charges ...............       2,831            2,796        8,707          11,189
                                                               ---------        ---------    ---------       ---------
  Total operating expenses .................................      28,774           28,024       90,615          90,538
                                                               ---------        ---------    ---------       ---------
  Operating income .........................................       3,989            3,874       14,892          10,400
Interest expense ...........................................      (7,112)          (7,047)     (21,274)        (20,977)
Other income ...............................................          37               --           66              --
                                                               ---------        ---------    ---------       ---------
  Loss before income taxes .................................      (3,086)          (3,173)      (6,316)        (10,577)
Benefit for income taxes ...................................          16            1,789           --           3,710
                                                               ---------        ---------    ---------       ---------
  Net loss .................................................   $  (3,070)       $  (1,384)   $  (6,316)      $  (6,867)
                                                               =========        =========    =========       =========

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Overview. Revenues increased by $4.6 million, or 4.5%, from $100.9 million for the nine months ended September 30, 2003 to $105.5 million for the nine months ended September 30, 2004. Operating expenses increased $0.1 million, from $90.5 million for the nine months ended September 30, 2003 to $90.6 million for the nine months ended September 30, 2004. As a result, operating income increased $4.5 million, from $10.4 million for the nine months ended September 30, 2003 to $14.9 million for the nine months ended September 30, 2004. EBITDA increased $2.1 million, or 9.6%, from $21.6 million for the nine months ended September 30, 2003 to $23.7 million for the nine months ended September 30, 2004. Net loss totaled $6.3 million for the nine months ended September 30, 2004 as compared to a net loss of $6.9 million for the nine months ended September 30, 2003.

      Revenues. Revenues increased by $4.6 million, or 4.5%, from $100.9 million for the nine months ended September 30, 2003 to $105.5 million for the nine months ended September 30, 2004. Revenue growth for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflects revenues recorded in our MA3000 business of $1.7 million, as a result of our acquisition of MA3000 on December 31, 2003. In addition, revenues from our tradeshows and seminars, royalty and licensing fees, online continuing legal education

("CLE") fees, advertising revenues and subscription revenues in our print publications and online business increased during the nine months ended September 30, 2004. These increases were partially offset by a $1.1 million decrease in revenues from the elimination of editorial content fees from RealLegal as a result of our acquisition of MA3000.

      Advertising revenues increased $0.5 million, from $56.9 million for the nine months ended September 30, 2003 to $57.4 million for the nine months ended September 30, 2004. Display advertising revenues increased by $1.1 million, despite the decision not to renew a contract to publish certain directories, which totaled $0.4 million in revenues for the nine months ended September 30, 2003. This increase was partially offset by decreases in classified advertising revenues of $0.2 million, legal notice advertising revenues of $0.2 million, directory advertising revenues of $0.1 million and law firm advertising revenues of $0.1 million. Classified advertising revenues in our print publications declined $0.7 million, offset by an increase in online classified advertising revenues of $0.5 million. Our advertising market share continues to be strong, however, the total volume of advertising is down as compared to the same period last year, as law firms still have not yet begun to increase their volume of recruitment advertising.

      Subscription revenues increased $0.5 million, or 2.8%, from $18.5 million for the nine months ended September 30, 2003 to $19.0 million for the nine months ended September 30, 2004. Subscription revenues increased in virtually all of our National Businesses, several of our Regional Newspapers and in our Online Business due to an increase in marketing efforts. In addition, subscription revenues for the National Businesses increased due to the publication of three additional issues of The National Law Journal in 2004 as compared to 2003.

      Revenues from ancillary products and services increased $3.6 million, or 14.1%, from $25.5 million for the nine months ended September 30, 2003 to $29.1 million for the nine months ended September 30, 2004. The increase in revenues resulted primarily from higher seminar and tradeshow attendance and sponsorships at our New York and West Coast Legal Tech shows, increased online CLE business and The American Lawyer's 25th Anniversary Dinner. In addition, revenues increased due to MA3000 court research fees of $1.7 million, higher royalty and licensing fees primarily from the inclusion of new products in our royalty licensing contracts and higher newsletter and book sales. Book sales increased despite the decision not to renew a contract which totaled $0.9 million to publish certain book directories in 2003. These increases were partially offset by a $1.1 million decrease in revenues from the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees as indicated above.

      Operating expenses. Operating expenses increased $0.1 million, from $90.5 million for the nine months ended September 30, 2003 to $90.6 million for the nine months ended September 30, 2004. Increased operating expenses during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 resulted from higher production, selling and general and administrative expenses. These increases were partially offset by lower editorial and depreciation and amortization expenses.

      Editorial expenses decreased $0.1 million, or 1.0%, from $15.6 million for the nine months ended September 30, 2003 to $15.5 million for the nine months ended September 30, 2004. The decrease in editorial expenses primarily resulted from realized savings in research costs and consulting and professional fees from our continued cost containment efforts. These decreases were partially offset by an increase in contributing editor fees and artwork and photography in our print publications.

      Production and distribution expenses increased $0.1 million, or 0.7%, from $18.1 million for the nine months ended September 30, 2003 to $18.2 million for the nine months ended September 30, 2004. Production and distribution expenses increased primarily due to an increase in production costs related to our seminar and tradeshow revenues and The American Lawyer's 25th Anniversary Dinner. This increase was partially offset by lower paper, printing, fulfillment and other production costs, as we reformatted some of our print publications, and also to a decrease in salaries and related taxes and employee benefits.

      Selling expenses increased $0.9 million, or 4.2%, from $20.3 million for the nine months ended September 30, 2003 to $21.2 million for the nine months ended September 30, 2004. The increase in expenses is primarily due to increases in general marketing and research efforts and in salaries and related taxes and employee benefits. This increase was partially offset by a decrease in direct mail efforts.

      General and administrative expenses increased $1.7 million, or 6.9%, from $25.3 million for the nine months ended September 30, 2003 to $27.0 million for the nine months ended September 30, 2004. This increase resulted primarily from higher salaries and other compensation and related taxes and employee benefits as well as higher management consulting and professional fees. Expenses further increased due to a net reduction of our provision for uncollectible accounts during the nine months ended September 30, 2003, due to an improvement in our accounts receivable aging performance. These increases were partially offset by a reduction in rent expense and other non-income taxes.

      Depreciation, amortization and other charges decreased $2.5 million, or 22.2%, from $11.2 million for the nine months ended September 30, 2003 to $8.7 million for the nine months ended September 30, 2004. This decrease resulted primarily from a $1.5 million adjustment at June 30, 2003 to write-off capital assets acquired with the acquisition of Law.com. In addition, we recorded lower amortization and depreciation expense during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2003.

      Operating income. As a result of the above factors, our operating income increased $4.5 million, from $10.4 million for the nine months ended September 30, 2003 to $14.9 million for the nine months ended September 30, 2004. In addition, EBITDA increased $2.1 million, or 9.6%, from $21.6 million for the nine months ended September 30, 2003 to $23.7 million for the nine months ended September 30, 2004.

      Interest expense. Total interest expense increased $0.3 million, from $21.0 million for the nine months ended September 30, 2003 to $21.3 million for the nine months ended September 30, 2004. This increase was due to additional interest of $0.8 million recorded on our Discount Notes, partially offset by a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

      Income taxes. Income tax benefit decreased $3.7 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The lower income tax benefit for the nine months ended September 30, 2004 reflects a valuation allowance of $2.0 million recorded against our income tax benefit due to uncertainties regarding future benefits and the utilization of the total deferred tax assets.

      Net loss. As a result of the above factors, our net loss narrowed $0.6 million, from a loss of $6.9 million for the nine months ended September 30, 2003 to a loss of $6.3 million for the nine months ended September 30, 2004.

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

      For the nine months ended September 30, 2004 and 2003 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal and sixteen other newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

      The National Businesses are comprised of the following: The American Lawyer and nine other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division; our international operations and our MA3000 business acquired at the close of business on December 31, 2003. These businesses share substantially the same customer type and geographic regions.

      Online is comprised of Law.com and consists primarily of web content, seminars and practice and CLE areas.

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

      Our operations on a segmented basis were as follows (in thousands):

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                  ---------------------------------------------------
                                                                  REGIONAL NEWSPAPERS  NATIONAL BUSINESSES    ONLINE
                                                                  -------------------  -------------------   --------
REVENUES:
Periodicals:
  Advertising .................................................        $ 40,716              $ 13,724        $  2,926
  Subscription ................................................          15,785                 2,322             909
Ancillary products and services ...............................           6,097                21,888           1,140
                                                                       --------              --------        --------
  Total revenues ..............................................          62,598                37,934           4,975
                                                                       --------              --------        --------
OPERATING EXPENSES:
Editorial .....................................................           8,997                 5,904             584
Production and distribution ...................................          10,183                 7,171             838
Selling .......................................................          10,244                 9,279           1,653
General and administrative ....................................          11,641                 8,440           1,558
Depreciation, amortization and other charges ..................             481                    26             198
                                                                       --------              --------        --------
  Total operating expenses ....................................          41,546                30,820           4,831
                                                                       --------              --------        --------
  Segment operating income ....................................          21,052                 7,114             144
                                                                       --------              --------        --------
ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and other charges ..................            (481)                  (26)           (198)
                                                                       --------              --------        --------
  EBITDA ......................................................        $ 21,533              $  7,140        $    342
                                                                       ========              ========        ========

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                  ---------------------------------------------------
                                                                  REGIONAL NEWSPAPERS  NATIONAL BUSINESSES    ONLINE
                                                                  -------------------  -------------------   --------
REVENUES:
Periodicals:
  Advertising ..................................................       $ 42,246              $ 12,579        $  2,098
  Subscription .................................................         15,580                 2,120             792
Ancillary products and services ................................          6,468                18,481             574
                                                                       --------              --------        --------
  Total revenues ...............................................         64,294                33,180           3,464
                                                                       --------              --------        --------
OPERATING EXPENSES:
Editorial ......................................................          9,413                 5,729             504
Production and distribution ....................................         11,202                 6,245             623
Selling ........................................................         10,824                 7,089           2,415
General and administrative .....................................         11,868                 7,146           1,443
Depreciation, amortization and other charges ...................            496                     8           2,196
                                                                       --------              --------        --------
  Total operating expenses .....................................         43,803                26,217           7,181
                                                                       --------              --------        --------
  Segment operating income (loss)...............................         20,491                 6,963          (3,717)
                                                                       --------              --------        --------
ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and other charges ...................           (496)                   (8)         (2,196)
                                                                       --------              --------        --------
  EBITDA .......................................................       $ 20,987              $  6,971        $ (1,521)
                                                                       ========              ========        ========

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers decreased $1.7 million, from $64.3 million for the nine months ended September 30, 2003 to $62.6 million for the nine months ended September 30, 2004. Advertising revenues decreased $1.5 million, from $42.2 million for the nine months ended September 30, 2003 to $40.7 million for the nine months ended September 30, 2004. The decrease was due largely to lower classified advertising revenues of $0.8 million, primarily in attorney related help wanted advertising as our publications continue to experience the effects of a weak economy. In addition, display advertising, law firm advertising, legal notice advertising and directory revenues also declined. Contributing to the overall decline in advertising revenue was a $0.5 million decrease resulting from the decision not to renew a contract to publish certain directories. Book sales also declined by $0.9 million as a result of the aforementioned decision not to renew a contract to publish certain directories. These decreases were partially offset by an increase in subscription revenues and from higher royalty and licensing fees.

      Operating expenses. Total operating expenses decreased $2.3 million, or 5.1%, from $43.8 million for the nine months ended September 30, 2003 to $41.5 million for the nine months ended September 30, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salaries and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salaries and related taxes and employee benefits, a decrease in direct mail efforts and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses decreased primarily due to lower rent expense and lower allocated corporate overhead expenses. These decreases were partially offset by higher salaries and other compensation and related taxes and employee benefits.

      Operating income. Our operating income increased $0.6 million, from $20.5 million for the nine months ended September 30, 2003 to $21.1 million for the nine months ended September 30, 2004. EBITDA increased $0.5 million, or 2.6%, from $21.0 million for the nine months ended September 30, 2003 to $21.5 million for the nine months ended September 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $4.7 million, or 14.3%, from $33.2 million for the nine months ended September 30, 2003 to $37.9 million for the nine months ended September 30, 2004. Advertising revenues for our National Businesses increased $1.1 million, from $12.6 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004. This increase was primarily due to increases in display advertising, law firm advertising and directory advertising revenues. Subscription revenues increased $0.2 million primarily due to an increase in marketing efforts as well as to the publication of three additional issues of The National Law Journal in 2004 as compared to 2003. In addition, ancillary revenues increased $3.4 million due primarily to higher book sales, seminar and tradeshow revenue, court research fees, royalty and licensing fees and newsletter sales. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties.

      Operating expenses. Operating expenses for our National Businesses increased $4.6 million, or 17.6%, from $26.2 million for the nine months ended September 30, 2003 to $30.8 million for the nine months ended September 30, 2004. Production and editorial expenses increased primarily due to higher printing and production costs and higher salaries and related taxes and employee benefits resulting from the addition of three new national magazines; and higher costs associated with the seminar and tradeshow division, as well as an increase in book related costs. Selling expenses increased due to increased marketing efforts, higher salaries and related taxes and employee benefits and a reduction of allocated expenses of sales staff resources to the Regional Newspaper segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salaries and related taxes and employee benefits, increased consulting and professional fees, and an increase in other taxes.

      Operating income. Our operating income increased $0.1 million, or 2.2%, from $7.0 million for the nine months ended September 30, 2003 to $7.1 million for the nine months ended September 30, 2004. EBITDA increased $0.1 million, or 2.4%, from $7.0 million for the nine months ended September 30, 2003 to $7.1 million for the nine months ended September 30, 2004.

Online

      Revenues. Revenues for our online business increased $1.5 million, or 43.6%, from $3.5 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004. Advertising revenues increased by $0.8 million, from $2.1 million for the nine months ended September 30, 2003 to $2.9 million for the nine months ended September 30, 2004. In addition, seminar and trade show revenues increased by $0.6 million, due to higher sales of online CLE courses, and online subscription revenues increased by $0.1 million.

      Operating expenses. Operating expenses for our online business decreased $2.4 million, or 32.7%, from $7.2 million for the nine months ended September 30, 2003 to $4.8 million for the nine months ended September 30, 2004. Selling expenses declined by $0.8 million as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. Depreciation and amortization decreased by $2.0 million due to the write-off of leasehold improvements and furniture in 2003. Partially offsetting these decreases was an increase in production expenses due to higher royalty expense and in increase in editorial and general and administrative expenses.

      Operating income. Our operating income increased $3.8 million, from a loss of $3.7 million for the nine months ended September 30, 2003 to a profit of $0.1 million for the nine months ended September 30, 2004. EBITDA increased $1.8 million, from an EBITDA loss of $1.5 million for the nine months ended September 30, 2003 to a gain of $0.3 million for the nine months ended September 30, 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Overview. Revenues increased by $0.9 million, or 2.7%, from $31.9 million for the three months ended September 30, 2003 to $32.8 million for the three months ended September 30, 2004. Operating expenses increased $0.8 million, or 2.7%, from $28.0 million for the three months ended September 30, 2003 to $28.8 million for the three months ended September 30, 2004. As a result, operating income increased $0.1 million, from $3.9 million for the three months ended September 30, 2003 to $4.0 million for the three months ended September 30, 2004. EBITDA increased $0.2 million, or 2.8%, from $6.7 million for the three months ended

September 30, 2003 to $6.9 million for the three months ended September 30, 2004. Net loss totaled $3.1 million for the three months ended September 30, 2004 as compared to a net loss of $1.4 million for the three months ended September 30, 2003.

      Revenues. Revenues increased by $0.9 million, or 2.7%, from $31.9 million for the three months ended September 30, 2003 to $32.8 million for the three months ended September 30, 2004. Revenue growth for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 reflects revenues recorded in our MA3000 business of $0.6 million as a result of our acquisition of MA3000 on December 31, 2003. In addition, online CLE fees, book revenues, sales of reprints, advertising revenues and subscription revenues in our print publications increased during the three months ended September 30, 2004. These increases were partially offset by a $0.4 decrease in revenues from the elimination of editorial content fees from RealLegal as a result of our acquisition of MA3000.

      Advertising revenues increased $0.2 million, or 1.3%, from $18.5 million for the three months ended September 30, 2003 to $18.7 million for the three months ended September 30, 2004. Higher revenues were recorded in display advertising of $0.7 million. This increase was partially offset by decreases in legal advertising of $0.2 million, directory advertising of $0.2 million and classified advertising of $0.1 million.

      Subscription revenues increased $0.1 million, or 1.8%, from $6.3 million for the three months ended September 30, 2003 to $6.4 million for the three months ended September 30, 2004. This increase is primarily due to additional marketing efforts year-over-year as well as to the publication of an additional issue of The National Law Journal in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Revenues from ancillary products and services increased $0.5 million, or 7.2%, from $7.2 million for the three months ended September 30, 2003 to $7.7 million for the three months ended September 30, 2004. The increase in revenues resulted primarily from higher book sales, MA3000 court research fees and sales of reprints. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties but rather through court research fees as indicated above.

      Operating expenses. Operating expenses increased $0.8 million, or 2.7%, from $28.0 million for the three months ended September 30, 2003 to $28.8 million for the three months ended September 30, 2004. Increased operating expenses during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 resulted from higher selling and general and administrative expenses. These increases were partially offset by a decrease in production and distribution expenses.

      Production and distribution expenses decreased $0.2 million, or 2.3%, from $5.8 million for the three months ended September 30, 2003 to $5.6 million for the three months ended September 30, 2004. Production and distribution expenses decreased primarily due to lower tradeshow and seminar related costs.

      Selling expenses increased $0.3 million, or 3.8%, from $6.7 million for the three months ended September 30, 2003 to $7.0 million for the three months ended September 30, 2004. The increase in expenses is primarily due to increases in salaries, commissions and related taxes and employee benefits directly related to revenue growth and an increased sales force, and increased marketing and research efforts.

      General and administrative expenses increased $0.6 million, or 8.6%, from $7.5 million for the three months ended September 30, 2003 to $8.1 million for the three months ended September 30, 2004. This increase resulted primarily from higher salaries and other compensation and related taxes and employee benefits as well as higher management consulting and professional fees. Expenses further increased due to a net reduction of our provision for uncollectible accounts during the three months ended September 30, 2003, due to an improvement in our accounts receivable aging performance. These increases were partially offset by a reduction in rent expense and other non-income taxes.

      Operating income. As a result of the above factors, our operating income increased $0.1 million, from $3.9 million for the three months ended September 30, 2003 to $4.0 million for the three months ended September 30, 2004. In addition, EBITDA increased $0.2 million, or 2.8%, from $6.7 million for the three months ended September 30, 2003 to $6.9 million for the three months ended September 30, 2004.

      Interest expense. Total interest expense increased $0.1 million, from $7.0 million for the three months ended September 30, 2003 to $7.1 million for the three months ended September 30, 2004. This increase was due to additional interest of $0.3 million recorded on our Discount Notes partially offset by a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

      Income taxes. We recorded an income tax benefit of $16,000 for the three months ended September 30, 2004, compared to an income tax benefit of $1.8 million for the three months ended September 30, 2004. The lower income tax benefit for the three months ended September 30, 2004 reflects a valuation allowance of $1.1 million recorded against our income tax benefit due to uncertainties regarding future benefits and the utilization of the total deferred tax assets.

      Net loss. As a result of the above factors, our net loss increased $1.7 million from a loss of $1.4 million for the three months ended September 30, 2003 to a loss of $3.1 million for the three months ended September 30, 2004.

      Operating segments. As mentioned above in Note 5 of the Consolidated Financial Statements, and in our nine month results, our reportable operating segments are Regional Newspapers, National Businesses, Online and Corporate.

      Our operations on a segmented basis were as follows (in thousands):

                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                      -----------------------------------------------------
                                      REGIONAL NEWSPAPERS    NATIONAL BUSINESSES    ONLINE
                                      -------------------    -------------------   --------
REVENUES:
Periodicals:
  Advertising .....................        $ 12,468                $  5,208        $  1,019
  Subscription ....................           5,276                     782             316
Ancillary products and services....           2,122                   5,245             327
                                           --------                --------        --------
  Total revenues ..................          19,866                  11,235           1,662
                                           --------                --------        --------
OPERATING EXPENSES:
Editorial .........................           2,988                   1,985             223
Production and distribution .......           3,337                   2,012             294
Selling ...........................           3,396                   3,045             554
General and administrative ........           3,756                   2,660             501
Depreciation, amortization and
  other charges ...................             146                       9              64
                                           --------                --------        --------
  Total operating expenses ........          13,623                   9,711           1,636
                                           --------                --------        --------
  Segment operating income ........           6,243                   1,524              26
                                           --------                --------        --------
ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
  other charges ...................            (146)                     (9)            (64)
                                           --------                --------        --------
  EBITDA ..........................        $  6,389                $  1,533        $     90
                                           ========                ========        ========

                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                      -----------------------------------------------------
                                      REGIONAL NEWSPAPERS    NATIONAL BUSINESSES    ONLINE
                                      -------------------    -------------------   --------
REVENUES:
Periodicals:
  Advertising......................        $ 13,072                $  4,675        $    710
  Subscription.....................           5,285                     714             265
Ancillary products and services....           1,856                   5,150             171
                                           --------                --------        --------
  Total revenues...................          20,213                  10,539           1,146
                                           --------                --------        --------
OPERATING EXPENSES:
Editorial..........................           3,102                   1,987             153
Production and distribution........           3,471                   2,089             218
Selling............................           3,458                   2,541             823
General and administrative.........           3,931                   2,296             359
Depreciation, amortization and
  other charges....................             165                       3              96
                                           --------                --------        --------
  Total operating expenses.........          14,127                   8,916           1,649
                                           --------                --------        --------
  Segment operating income (loss)..           6,086                   1,623            (503)
                                           --------                --------        --------
ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
  other charges....................            (165)                     (3)            (96)
                                           --------                --------        --------
  EBITDA...........................        $  6,251                $  1,626        $   (407)
                                           ========                ========        ========

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers declined $0.3 million, or 1.7%, from $20.2 million for the three months ended September 30, 2003 to $19.9 million for the three months ended September 30, 2004. Advertising revenues decreased $0.6 million from $13.1 million for the three months ended September 30, 2003 to $12.5 million for the three months ended September 30, 2004. This decrease was offset by a increase in ancillary revenues of $0.3 million.

      Operating expenses. Total operating expenses declined $0.5 million, or 3.6%, from $14.1 million for the three months ended September 30, 2003 to $13.6 million for the three months ended September 30, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salaries and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salaries and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses decreased primarily due to lower rent expense and lower allocated corporate overhead expenses.

      Operating income. Our operating income increased $0.1 million, from $6.1 million for the three months ended September 30, 2003 to $6.2 million for the three months ended September 30, 2004. EBITDA increased $0.1 million, or 2.2%, from $6.3 million for the three months ended September 30, 2003 to $6.4 million for the three months ended September 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $0.7 million, or 6.6%, from $10.5 million for the three months ended September 30, 2003 to $11.2 million for the three months ended September 30, 2004. Advertising revenues increased $0.5 million, from $4.7 million for the three months ended September 30, 2003 to $5.2 million for the three months ended September 30, 2004. This increase was primarily due to increases in display and law firm advertising revenues, partially offset by a decrease in directory advertising. In addition, ancillary revenues increased $0.1 million due primarily to higher book sales and court research fees. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees, as well as lower seminar and tradeshow revenues. In addition, subscription revenues increased $0.1 million.

      Operating expenses. Operating expenses for our National Businesses increased $0.8 million, or 8.9%, from $8.9 million for the three months ended September 30, 2003 to $9.7 million for the three months ended September 30, 2004. Selling expenses increased due to higher salaries and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources to the Regional Newspaper segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salaries and related taxes and employee benefits, increased consulting and professional fees and higher corporate allocations. These increases were partially offset by decreased production expenses, primarily due to lower costs associated with the seminar and tradeshow division.

      Operating income. Our operating income decreased $0.1 million, or 6.0%, from $1.6 million for the three months ended September 30, 2003 to $1.5 million for the three months ended

September 30, 2004. EBITDA decreased $0.1 million, or 5.7%, from $1.6 million for the three months ended September 30, 2003 to $1.5 million for the three months ended September 30, 2004.

Online

      Revenues. Revenues for our online business increased $0.6 million, or 45.1%, from $1.1 million for the three months ended September 30, 2003 to $1.7 million for the three months ended September 30, 2004. Advertising revenues increased $0.3 million, from $0.7 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. In addition, seminar and trade show revenues increased $0.2 million, due to higher sales of online CLE courses.

      Operating expenses. Operating expenses were flat at $1.6 million for both the three months ended September 30, 2003 and the three months ended September 30, 2004. Selling expenses declined as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. General and administrative expenses increased primarily due to higher salaries and related taxes and employee benefits. In addition, production and editorial expenses increased primarily due to higher salaries and related taxes and employee benefits, higher book royalty expense and increased contributing editor costs.

      Operating income. Our operating income increased $0.5 million, from a loss of $0.5 million for the three months ended September 30, 2003 to break-even for the three months ended September 30, 2004. EBITDA increased $0.5 million, from an EBITDA loss of $0.4 million for the three months ended September 30, 2003 to a gain of $0.1 million for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities. Net cash provided by operating activities increased $1.5 million from $11.5 million for the nine months ended September 30, 2003 to $13.0 million during the nine months ended September 30, 2004. This increase was primarily driven by the overall improvement in EBITDA of $2.1 million and in working capital requirements during the current period. This was partially offset by a decrease in other current liabilities of $1.7 million resulting from a reduction of acquisition reserves from the abandonment of properties acquired from our acquisition of Law.com and MA3000 in 2003, as well as reductions in our long term pension and rent liabilities.

      Net cash used in investing activities. Net cash used in investing activities increased $0.4 million from $2.4 million for the nine months ended September 30, 2003 to $2.8 million for the nine months ended September 30, 2004. This increase was due primarily from higher capital expenditures of $0.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This was partially offset by deferred payments of $0.4 million in 2003 for acquisitions made in 2001 and 2002 for which there were no like payments made in 2004.

      Net cash used in financing activities. Net cash used in financing activities totaled $11.0 million for the nine months ended September 30, 2004 compared to $7.4 million for the nine months ended September 30, 2003 reflecting a higher net paydown of $3.5 million on our GECC Facility and the payment of deferred financing costs of $0.1 million.

      Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $19.5 million outstanding as of September 30, 2004 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements, which include the payment of interest on the Discount Notes, the Notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

      Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA, are provided below (in thousands). We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, our results from ongoing operations in a more meaningful and consistent manner.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2004         2003        2004       2003
                                                  --------    --------    --------    --------
Net loss ......................................   $ (3,070)   $ (1,384)   $ (6,316)   $ (6,867)
Adjustments to arrive at EBITDA:
   Benefit for income taxes ...................        (16)     (1,789)         --      (3,710)
   Interest expense ...........................      7,112       7,047      21,274      20,977
   Depreciation, amortization and other
      charges..................................      2,831       2,796       8,707      11,189
                                                  --------    --------    --------    --------
Reported EBITDA ...............................   $  6,857    $  6,670    $ 23,665    $ 21,589
                                                  ========    ========    ========    ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The GECC Facility is subject to interest rate volatility. A 10% increase in the average interest rate of borrowing under the GECC Facility during the nine months ended September 30, 2004 would have increased our net loss to approximately $6.4 million.

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

      (b) Changes in Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

----------

* Exhibits are incorporated by reference from American Lawyer Media Holdings, Inc.'s previous filings with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AMERICAN LAWYER MEDIA HOLDINGS, INC.

                    November 12, 2004 /s/ WILLIAM L. POLLAK
                                      ------------------------------
                                         William L. Pollak
                                   President and Chief Executive Officer

                    November 12, 2004 /s/  ERIC F. LUNDBERG
                                      ------------------------------
                                           Eric F. Lundberg
                                   Vice President and Chief Financial Officer